Form 10-K
period 1994-12-31
SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1995-04-10
CIK 802969

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                                                             Commission File
For the fiscal year ended December 31, 1994                 Number  0-16848
                          -----------------                    --------
               SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

             (Exact name of registrant as specified in its charter)

            Virginia                                          54-1350850
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or  organization)                            Identification  No.)

One International Place, Boston, Massachusetts                02110
     (Address of principal executive offices)              (Zip  Code)

Registrant's telephone number, including area code:          (617) 330-8600
                                                             --------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                                       Units of Limited Partnership Interest

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes   X    No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                               [ X ]

          No voting stock is held by non-affiliates of the Registrant.

         No market exists for the limited partnership interests of the Registrant and therefore, no aggregate market value can be computed.

                      DOCUMENTS INCORPORATED BY REFERENCE




    Part  of the
  Form 10-K into                       Document
which Incorporated              Incorporated by Reference


               I Pages 31-38 of the Prospectus of the Registrant dated January 7, 1987, filed with the Commission pursuant to Rule 424(b), (the "Prospectus")

                    Pages 14-18 of the Information Statement Furnished in Connection with Solicitation of Consents, dated November 22, 1991, filed with the Commission on October 17, 1991, (the "1991 Solicitation of Consents")

               II   Pages 14-18 of the 1991 Solicitation of Consents

               III  Pages 18-19 of the 1991 Solicitation of Consents

                                     PART I

Item 1.           Business.

         Southeastern Income Properties Limited Partnership (the "Partnership") was organized under the Virginia Uniform Limited Partnership Act on November 21, 1985 for the purpose of acquiring, owning, operating, and ultimately selling existing residential apartment complexes located primarily in the southeastern United States. The original general partner of the Partnership was K-A Southeastern Income Properties Limited Partnership, a Virginia Limited Partnership (the "Original General Partner"). The general partners of the Original General Partner were Glade M. Knight, Ben T. Austin, III and Southeast Real Properties Corporation.

         On February 12, 1992, Winthrop Southeast Limited Partnership, a Delaware limited partnership ("WSLP") was admitted as the general partner of the Partnership, while the Original General Partner's interest in the Partnership was converted to a special limited partnership interest. The general partner of WSLP is Eight Winthrop Properties, Inc. ("Eight Winthrop"), a Delaware corporation, which is wholly-owned by First Winthrop Corporation, a Delaware corporation, which in turn is wholly-owned by Winthrop Financial Associates, A Limited Partnership, a Maryland limited partnership ("WFA"). Until December 22, 1994, Arthur J. Halleran, Jr. was the sole general partner of Linnaeus Associates Limited Partnership ("Linnaeus") the general partner of WFA.

     On December 22, 1994, pursuant to an Investment Agreement entered into among Nomura Asset Capital Corporation ("NACC"), Mr. Halleran and certain other individuals who comprise the senior management of WFA, the general partnership interest in Linnaeus was transferred to W.L. Realty, L.P. ("W.L. Realty"). W.L. Realty is a Delaware limited partnership, the general partner of which is A.I. Realty Company, LLC ("Realtyco"). The equity securities of Realtyco are currently held by certain employees of NACC. Such securities are subject to a call option agreement pursuant to which NACC may, at any time, elect to purchase such securities for $1.00.

         Prior to its admission as the general partner of the Partnership, WSLP neither possessed nor controlled the preparation of the books and records of the Partnership. In its preparation of this annual report, WSLP has relied on the books and records maintained by the Original General Partner and its management agent (the "OGP Records") prior to August 1, 1991, and the books and records maintained by Winthrop Management, an affiliate of WSLP, after August 1, 1991.

     The Partnership was initially capitalized with contributions of $100 from the Original General Partner and $100 from SIP Assignor Corporation, a Virginia corporation (the "Assignor Limited Partner"). On September 26, 1986, the
Partnership filed a Registration Statement on Form S-11 (Registration No. 33-9085, the "Registration Statement") with the Securities and Exchange Commission (the "Commission") with respect to the public offering of assignee units of limited partnership interest ("Units") in the Partnership. The Registration Statement, covering the offering of 50,000 Units at a purchase price of $500 per Unit (an aggregate of $25,000,000) was declared effective on January 7, 1987. The offering concluded on June 29, 1987, at which time all
50,000  Units  had  been  sold  to  investor   limited  partners  (the  "Limited
Partners").

     The Partnership's only business is acquiring, owning, operating and ultimately selling residential apartment complexes. The Partnership's investment objectives and policies are described on pages 31-38 under the caption "Investment Objective and Policies" of the Registrant's Prospectus dated January 7, 1987 as filed pursuant to Rule 424(b) on January 12, 1987 (the "Prospectus"), which description is attached hereto as an exhibit and incorporated herein by this reference. WSLP does not intend to change the business or the investment objectives of the Partnership.

         The Partnership invested $20,593,101 of the original offering proceeds (net of sales commissions and sales and organizational costs, but including acquisition fees and expenses) in four residential properties. All four properties were acquired by the Partnership directly. Two of the properties were acquired prior to the completion of the public offering of the Units, while the other two were acquired subsequent to the offering.

         The following tables set forth certain information regarding the properties which the Partnership has acquired. For a further description of the properties, see pages 14 through 18 of the Information Statement Furnished in Connection with Solicitation of Consents, dated November 22, 1991 (which, together with a Unit Holder Consent Form, is referred to as the "1991 Solicitation of Consents") which is attached hereto as an exhibit and incorporated herein by reference.


                                                                             Partnership     12/31/94
                                        No.  of       Acquisition      Acquisition     Mortgage       Interest  Maturity    Nature
Property Name      Location              Units            Date             Cost         Balance         Rate       Date     of Title
- -------------      --------             -------      --------------    ------------   -----------    ---------- ---------- ---------

Sterlingwood Apts  Roanoke, VA            162         11/27/85        $  4,732,194   $ 2,519,947        9.75%    4/01/97   Fee
                                                                                                                           Simple

Forestbrook Apts   Charlotte, NC          262          8/28/86        $  6,745,050   $ 5,598,280        9.5%     1/01/97   Fee
                                                                                                                           Simple

Seasons Chase Apts Greensboro, NC         225          8/18/87        $  4,860,904       -                -          -     Fee
                                                                                                                           Simple

Pelham Ridge Apts  Greenville, SC         184          8/22/88        $  4,254,953       -                -          -     Fee
                                                                                                                           Simple

TOTAL                                     833                         $ 20,593,101   $ 8,118,227




                           Sterlingwood                  Forestbrook                  Seasons Chase                  Pelham Ridge
                                 Average                       Average                        Average                       Average
Year(1)            Occupancy    Rent/Unit        Occupancy    Rent/Unit          Occupancy   Rent/Unit        Occupancy    Rent/Unit
- ----               ---------    ---------        ---------    ---------          ---------   ---------        ---------    ---------

1991                 85.0%        $385/mo           80.1%       $426/mo           80.1%        $388/mo           87.9%       $378/mo
1992                 91.0%        $388/mo           81.8%       $431/mo           79.5%        $395/mo           89.1%       $386/mo
1993                 90.0%        $400/mo           77.5%       $445/mo           84.3%        $406/mo           91.9%       $402/mo
1994                 92.2%        $409/mo           87.3%       $453/mo           92.1%        $414/mo           94.7%       $418/mo

(1) The Partnership only has data available to it from 1991 through 1994.

Employees

     As of March 15, 1995 the Partnership does not have any employees. Services are performed for the Partnership by its General Partner and agents retained by the General Partner, including an affiliate of the current General Partner, Winthrop Management.

Item 2.   Properties.

     See Item 1 above.

Item 3.   Legal Proceedings.

     The Partnership is not a party, nor are any of its properties subject, to any material pending legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

                                    PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters.

     The Registrant is a partnership and thus has no common stock. There is currently no established public market in which the Units are traded, nor is it anticipated that a public market will develop. Trading in the Units is sporadic and occurs solely through private transactions.

     As of December 31, 1994 there were 2,648 holders of Units.

     No cash distributions were made to the holders of Units during the year ended December 31, 1994.

Item 6.           Selected Financial Data.

The following table summarizes certain selected financial information concerning the registrant and should be read in conjunction with the financial statements and the related notes attached hereto:

                                                   For the years ended December 31,
                                1994             1993              1992(1)             1991             1990

Operating results:
  Income                   $3,863,083       $3,471,062        $3,268,085        $3,479,620      $ 3,645,835
  Expenses                  3,906,202        6,187,595         3,956,388        4,035,351         4,054,638
                            ---------        ---------         ---------        ---------         ---------
  Net loss                 $  (43,119)     $(2,716,533)       $(688,303)      $  (555,731)       $ (408,803)

  Net loss allocable
  to each unit             $    (0.73)     $   (53.70)        $   (13.61)       $   (9.45)      $     (6.95)


  Cash distributions
  per unit                 $      0.00     $     0.00         $    3.03        $      8.93       $    125.92


At year end:
Total assets               $15,474,841      $15,747,839       $18,358,342       $19,090,350     $20,025,369

Mortgage Loan payable      $8,118,227       $8,162,310        $8,202,366        $8,242,756      $ 8,271,728

Partners' deficit:
   General Partner         $  (39,023)      $ (38,592)        $  (7,004)       $      --         $     --


   Special Limited Partner $ (497,906)      $ (491,870)       $ (491,870)       $(490,608)      $  (402,716)


   Limited Partner/
         Unit Holders      $ 7,412,475      $7,449,127        $10,134,072       $10,965,841     $11,884,877

     See Item 7 for a discussion of the factors that may affect the foregoing information in future years.

- --------------------------------------------


     (1)The 1992 numbers in this year's financial statements have been revised from prior years' presentation to provide a more consistent presentation from year to year. Specifically, bad debt and rental concessions are now reflected as an offset to revenue rather than as an expense. There was no effect on 1991 or 1990.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     During the year ended  December 31, 1994,  rental  revenue and other income from the properties, along with interest income from the Partnership's short-term investments, was sufficient to cover: (i) all operating expenses and debt service of the properties and all administrative expenses of the Partnership; as well as (ii) all capital improvements made to the properties during 1994. In addition, the Partnership was able to reduce its accounts payable and accrued expenses during the year ended December 31, 1994. As of December 31, 1994 the Partnership's unrestricted cash balance had increased to $248,928 from $163,869 at the end of 1993.

      The Partnership budgeted approximately $1.5 to $2.0 million to be spent on capital improvements between 1992 and 1995. In 1992, 1993 and 1994, approximately $425,000, $547,000 and $342,000, respectively, was spent on capital improvements, primarily on Pelham Ridge and Seasons Chase Apartments. Due to the persistent weakness of Forestbrook Apartments' local apartment market, capital expenditures at that property had been suspended because management did not believe that performing capital improvements would provide a meaningful increase in revenue. In 1994, Forestbrook's local market began to improve, and the Partnership started to make capital improvements to the property. In 1995, the Partnership plans to spend an additional $750,000 on capital improvements, which would include completing the renovation program at Seasons Chase, painting the exteriors of the other three properties, roof replacements at Pelham Ridge and Forestbrook, and ongoing replacement of appliances and carpets in apartment units. It is expected that future rental revenue and other income from the Partnership's properties will continue to be sufficient to cover all administrative expenses of the Partnership and all operating expenses and debt service of the properties. However, it is uncertain whether future rental and other revenue will also be sufficient to cover the entirety of the capital improvement program described on pages 14-18 in the 1991 Solicitation of Consents, which description is attached hereto as an exhibit and incorporated herein by reference. The Partnership continues to expect cash distributions will be suspended or severely limited in order to fund the capital improvement program. However, the performance of the Partnership's properties and its distribution policy will continue to be reviewed on a quarterly basis.

      In addition, the ability of the Partnership's properties to improve operations may affect the liquidity of the Partnership. Inflation and changing economic conditions in the future could affect vacancy levels, rental payment defaults and operating expenses of the Partnership's properties, and thus, could affect the Partnership's revenue, net income and liquidity.

      As of December 31, 1994 the Partnership has $248,928 in cash. The Partnership has invested, and expects to continue to invest, such amounts in money market instruments until required for Partnership purposes. In addition, the Partnership has replacement reserves of $386,432 held by the mortgage lenders for Forestbrook and Sterlingwood Apartments.

These funds are restricted under the terms of the mortgage loans for those two properties. The Partnership's total cash balance, both restricted and unrestricted, as of December 31, 1994, was therefore $635,360, which is expected to be sufficient to satisfy working capital requirements set forth in the Partnership Agreement. The Partnership Agreement requires the Partnership to retain reserves in an amount equal to at least 1% of capital contributions of unit holders.

Results of Operations

      1994 Compared to 1993: The Partnership's total revenue increased by 11.3% in 1994 compared to 1993, primarily due to a 12.0% increase in rental income to $3,633,607. Revenue at all four of the Partnership's properties increased reflecting the stabilization of the local apartment markets and the effects of the Partnership's renovation programs. Average rental rates and occupancies were higher at each property. Overall, average rents for the Partnership's properties increased by 2.4%, from $416 to $426, and average occupancy increased from 84.9% in 1993 to 91.2%. The most notable improvement occurred at Forestbrook, where average rents increased from $445 per apartment unit to $453, and average occupancy improved from 77.5% in 1993 to 87.3% in 1994. Interest and other income (including revenues from laundry, vending, late fees and corporate units) increased by 1.3% to $229,476.

      The Partnership's expenses declined significantly (by 36.9%) in 1994 as a result of the investment property writedown taken in 1993. Excluding the writedown, the Partnership's expenses were 3.3% lower in 1994. Direct operating expenses increased by 4.3% to $2,264,757 as a result of a further increase in repair and maintenance costs as well as an increase in utilities and insurance. The Partnership's interest expense remained relatively constant, while depreciation and amortization expense declined by 24.3%, reflecting the writedown of the Partnership's assets taken in 1993.

      As a result of higher income and lower expenses, the Partnership's net loss decreased significantly to $43,119.

      1993 Compared to 1992: The Partnership's total revenue increased by approximately 6.2% in 1993 compared to 1992. Rental income increased by 5.4% from $3,078,424 in 1992 to $3,244,583 in 1993, largely as a result of significantly higher revenue at Pelham Ridge and Seasons Chase, which helped to offset slightly lower rental revenue at Forestbrook. Rental revenue at Sterlingwood was relatively consistent from 1992 to 1993. Average apartment rents for the Partnership's properties increased by approximately 3.2%, and average occupancy increased slightly from 84.6% in 1992 to 84.9% in 1993. Interest income and other income (including revenues from laundry, vending, late fees and corporate units) increased by approximately 19.4% from $189,661 in 1992 to $226,479 in 1993.

     The  Partnership's  expenses  increased  by  approximately  49.3%  in 1993, predominantly because of a $2,150,000 provision for investment property writedown ($1,350,000 for Seasons Chase, and $800,000 for Pelham Ridge). Aside from this writedown, the Partnership's expenses increased by approximately 2.1% from 1992 to 1993. Interest expense on the Partnership's mortgages was essentially unchanged from 1992 to 1993, depreciation and amortization expense decreased by approximately 2.3%, and the direct operating costs of the Partnership's properties increased by approximately 7.5% (from $2,170,962 in 1992 to $2,018,568 in 1993). The increase in direct operating costs resultedprimarily from higher repair and maintenance expenses associated with the ongoing upgrade of the properties.

      As a result of the investment property writedown, the Partnership's net loss increased from a loss of $688,303 in 1992 to a loss of $2,716,533 in 1993.

      The Partnership's expenditures for capital improvements increased from $425,271 in 1992 to $546,801 in 1993.

Item 8.   Financial Statements and Supplementary Data.

      See the Financial Statements of the Partnership, listed in the Index on page 16, included as part of this Annual Report on Form 10-K.

Item 9.   Changes in and Disagreements With Accountants on Accounting and
               Financial Disclosure.

      Effective as of November 21, 1994, the Registrant dismissed it former independent auditors, Coopers & Lybrand, for economic reasons. The Independent Auditor's Report for the past two fiscal years has not contained any adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty audit scope, or accounting principles. There have not been any disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the past two fiscal years (ended December 31, 1994 and December 31, 1993) of the Registrant.

      None of the events listed in paragraphs (A) and (C) of Item 304(a)(1)(v) has occurred during the two fiscal years ended prior to the date hereof.

      The Registrant engaged Reznick, Fedder & Silverman as the independent auditors as of November 21, 1994. Reznick, Fedder & Silverman has not been engaged to perform any services for the Registrant for the two fiscal years prior to this Report.

      The decision to change accountants was approved by the Registrant's General Partner.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

      (a) and (b) Identification of directors and executive officers. The following table sets forth the names and ages of the directors and executive officers of Eight Winthrop and the positions held by each of them.

      Name                            Position Held With Eight Winthrop                                                    Age

Arthur J. Halleran, Jr.      Director and President                                                                        47

Jonathan W. Wexler           Vice President, Assistant Clerk and Treasurer                                                 44

Richard J. McCready          Vice President and Clerk                                                                      36

      Mr. Halleran has served in an executive capacity with the Managing General Partner since its organization in 1978, Mr. Wexler was elected an officer in 1983 and Mr. McCready in 1990. All of these individuals will continue to serve in such capacities until their successors are duly elected and qualified.

      (c)   Identification of certain significant employees.   None.

      (d)   Family relationships.   None.

      (e)   Business Experience.

      Eight Winthrop was incorporated in Delaware in August 1991. The background and experience of the executive officers and directors of Eight Winthrop, described above in Items 10(a) and (b), are as follows:

     Arthur J. Halleran, Jr. is the Chairman of WFA. He is also Director and President of the Managing General Partner and other subsidiaries of WFA. In such capacities he is responsible for all aspects of the business of WFA and its subsidiaries, with special emphasis on the evaluation, acquisition and structuring of real estate investments. Mr. Halleran joined the Winthrop organization in 1977. He is a graduate of Villanova University and holds an M.B.A. degree from the Harvard Business School.

      Jonathan W. Wexler is a Vice Chairman and Vice President of WFA and a Vice President, Assistant Clerk and Treasurer of the Managing General Partner and other subsidiaries of WFA. His primary responsibility is the evaluation, acquisition and structuring of real estate investments. Mr. Wexler joined the Winthrop organization in 1977. He is a graduate of the Massachusetts Institute of Technology and holds a Master of Science degree from the Sloan School of Management of the Massachusetts Institute of Technology.

     Richard J. McCready is a Managing Director, Vice President and Clerk of WFA and a Vice President and Clerk of the Managing General Partner and all other subsidiaries of WFA. He also has responsibility for all the legal affairs of WFA and its affiliates. Mr. McCready joined the Winthrop organization in 1990. He is a graduate of the University of New Hampshire and holds a J.D. degree from Boston College Law School.

      One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Indian River Citrus Investors Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Sixty-Six Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Winthrop Financial Associates, A Limited Partnership; Southeastern Income Properties II Limited Partnership; Winthrop Miami Associates Limited Partnership and Winthrop Apartment Investors Limited Partnership.

      (f)   Involvement in Certain Legal Proceedings.   None.

Item 11.   Executive Compensation.

      Under the Partnership Agreement, the general partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership.

      The following tables sets forth the amounts of the fees, commissions and cash distributions which the Partnership paid to or accrued for the account of the current general partner (WSLP) and its affiliates for the years ended December 31, 1994, 1993 and 1992:

Recipient                  Type of Compensation                             1994            1993            1992
- ---------                  --------------------                          ---------        --------        ------

WSLP                         Cash Distribution (1)                     $         0     $         0    $          0
Winthrop Management          Property Management Fee (2)                   185,061         169,728         163,468
Winthrop Management          Investor Servicing Fee (3)                     37,187          34,768          34,768
Winthrop Management          Accounting Services Fee (4)                    24,990          24,990          24,990
                                                                      ------------    ------------    ------------

T O T A L:                                                             $   247,238      $  229,486      $  223,226
                                                                       ===========      ==========      ==========


(1)   Equal to .01% of cash flow distributed to all partners of the Partnership.
(2)   Equal to 5.0% of gross collected revenues of the Partnership's properties.
(3)   Equal to 1.0% of gross collected revenues of the Partnership's properties.
(4)   Equal to $2.50 per apartment unit per month.

      For the years ended December 31, 1994 and 1993, the Partnership allocated $4,375 and $7,813, respectively, of taxable losses to WSLP.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

      (a) Security ownership of certain beneficial owners.

      No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units as of March 15, 1995. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

      Under the Partnership Agreement, the right to manage the business of the Partnership is vested in its general partners. See Item 1 above for a description of the general partners.

      (b) Security ownership of management.

      As of March 15, 1995,  no officers,  directors or partners of WFA, WSLP or
Eight  Winthrop  own  any  Units  of  Southeastern   Income  Properties  Limited
Partnership.

      (c) Changes in control.

      As of March 15, 1995, there exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.   Certain Relationships and Related Transactions.

      See Note D of Notes to Financial Statements for information about transactions between the Partnership and WSLP (and its affiliates) and between the Partnership and the Original General Partner (and its affiliates). See Item 11 above for information concerning the fees, commissions and cash distributions which the Partnership paid to or accrued for the account of WSLP and its affiliates for the year ended December 31, 1994, 1993 and 1992.


                                    PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) The following documents are filed as part of this report:

          1. Financial Statements - The Financial Statements listed on the accompanying Index to Financial Statements and Schedule are filed as a part of this Annual Report.

          2. Financial Statement Schedule - The Financial Statement Schedule listed on the accompanying Index to Financial Statements and Schedule is filed as a part of this Annual Report.

          3. Exhibits - The Exhibits listed in the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

          (b) Reports on Form 8-K - The Partnership filed two Current Report on Form 8-K during the fourth quarter of 1994. The first report, filed on November 21, 1994 and reported a change in Registrant's Certifying Accountant (Item 4. of Form 8K). No financial statements were filed with that Form 8-K.

          The second report was filed on December 16, 1994 and reported a Change in Control of Registrant (Item 1 of Form 8-K). No financial statements were filed with that Form 8-K.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SOUTHEASTERN INCOME PROPERTIES LIMITED
                                       PARTNERSHIP

                                By: Winthrop Southeastern Limited Partnership, Its General Partner

                                       By:   Eight Winthrop Properties, Inc.,
                                             Its General Partner


Date: April 7, 1995              By:   /s/Arthur J. Halleran, Jr.
                                       --------------------------------
                                       Arthur J. Halleran, Jr.
                                       President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



/s/Arthur J. Halleran, Jr.                   Sole Director and President of
Arthur J. Halleran, Jr.                      Eight Winthrop Properties, Inc.

Date:  March 31, 1995

               SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

                       FINANCIAL STATEMENTS AND SCHEDULE


                                     INDEX



                              Financial Statements




Report of Independent Accountants


Balance Sheets as of December 31, 1994 and 1993


Statements of Operations for the Years Ended December 31, 1994, 1993 and 1992

Statements of Partners'  Capital for the Years Ended December 31, 1994, 1993 and
     1992

Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992

Notes to Financial Statements 21



                                    SCHEDULE



All schedules prescribed by Regulation S-X have been omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

                       Report of Independent Accountants



To the Partners  and Unit  Holders of  Southeastern  Income  Properties  Limited
Partnership:


We have audited the accompanying balance sheets of Southeastern Income Properties Limited Partnership as of December 31, 1994 and 1993, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeastern Income Properties Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

                                             /s/ Resnick Fedder & Silverman

Bethesda, Maryland

               SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993


                                                                        1994                   1993
                                                                      --------               ------
Investment in rental property
    Land                                                          $  1,817,097          $  1,817,097
    Buildings and building improvements                             18,559,530            18,391,241
    Personal property                                                3,433,316             3,259,723
                                                                  ------------          ------------
                                                                    23,809,943            23,468,061

    Less accumulated depreciation                                    9,351,107             8,612,506
                                                                  ------------          ------------

                                                                    14,458,836            14,855,555
                                                                  ------------          ------------


Cash                                                                   248,928               163,869
Tenant security deposits                                               131,230               122,902
Loan costs, net of accumulated amortization
    of $213,447 and $169,998                                            90,700               134,149
Other assets                                                           545,147               471,364
                                                                  ------------          ------------
                                                                     1,016,005               892,284
                                                                  ------------          ------------

                                                                  $ 15,474,841          $ 15,747,839

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities applicable to investment in
  rental property
   Mortgages payable                                              $  8,118,227          $  8,162,310

Other liabilities
   Accounts payable                                                     54,712               248,643
   Accrued interest payable                                             66,020                66,020
   Rents received in advance                                            18,222                14,267
   Tenant security deposits                                            146,769               105,842
   Other liabilities                                                   195,345               232,092
                                                                  ------------          ------------
    Total liabilities                                                8,599,295             8,829,174

Partners' Capital
    Limited partners' unit holders'
       50,000 Units authorized and outstanding at
       December 31, 1994 and 1993                                    7,412,475             7,449,127
    Special Limited Partner                                           (497,906)             (491,870)
    General Partner                                                    (39,023)              (38,592)
                                                                  ------------          ------------
Total Partners' capital                                              6,875,546             6,918,665
                                                                  ------------          ------------

    Total liabilities and partners' capital                       $ 15,474,841          $ 15,747,839
                                                                  ============          ============

                       See notes to Financial Statements.

               SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                                                   1994                 1993               1992
                                                                ----------          -----------        --------
Income
    Rental                                                    $ 3,633,607          $  3,244,583        $ 3,078,424
    Interest income                                                31,325                 6,922              6,884
    Other income                                                  198,151               219,557            182,777
                                                              -----------          ------------        -----------
                                                                3,863,083             3,471,062          3,268,085
                                                              -----------          ------------        -----------
Expenses
    Leasing                                                       157,249               179,339            178,197
    General and administrative                                    240,056               268,116            248,312
    Management Fees                                               222,248               204,496            198,236
    Utilities                                                     343,377               318,754            307,798
    Repairs & Maintenance                                         829,596               737,977            638,840
    Insurance                                                     166,966               133,033            133,224
    Taxes                                                         305,265               329,247            313,961
                                                              -----------          ------------        -----------

Total operating expenses                                        2,264,757             2,170,962          2,018,568
                                                              -----------          ------------        -----------

Other expenses
    Partnership expenses                                           79,545                50,213             97,313
    Interest expense                                              779,850               783,877            783,977
    Depreciation and amortization                                 782,050             1,032,543          1,056,530
    Provision for investment
     property writedown               -                         2,150,000                 -
                          ------------------                 ------------      ------------

Total expenses                                                   3,906,202            6,187,595           3,956,388
                                                               -----------         ------------         -----------

Net loss                                                      $    (43,119)         $(2,716,533)       $   (688,303)
                                                              ============          ===========        ============

Net loss allocated to General Partner                      $          (431)       $     (31,588)    $        (8,004)
                                                           ===============        =============     ===============

Net loss allocated to Limited Partner
  unit holders'                                              $     (36,652)         $(2,684,945)     $     (680,299)
                                                             =============          ===========      ==============

Net loss allocated to Special Limited
  Partner                                                   $       (6,036) $              -    $              -
                                                            ==============  =================== ================

Net loss allocated to each unit                            $           (.73)    $        (53.70)    $        (13.61)
                                                           ================     ===============     ===============

Weighted average number of units
  outstanding                                                       50,000               50,000              50,000
                                                            ==============       ==============      ==============

                       See notes to Financial Statements.

               SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

                        STATEMENTS OF PARTNERS' CAPITAL
                 YEARS ENDED DECEMBER 31, 1994, 1993, and 1992



                                                                                           Limited
                                                                       Special             Partner           Total
                                                     General           Limited                Unit         Partners'
                                                     Partner           Partner            Holders'           Capital

Balance, December 31, 1991                   $         -           $ (490,608)       $ 10,965,841      $ 10,475,233
Capital contributions                                 1,000              -                   -                1,000
Net loss                                             (8,004)             -               (680,299)         (688,303)
Partner distributions ($3.03 per unit)                 -               (1,262)           (151,470)         (152,732)
                                              -------------        ----------        ------------      ------------
Balance, December 31, 1992                           (7,004)         (491,870)         10,134,072         9,635,198

Net loss                                            (31,588)             -             (2,684,945)       (2,716,533)
                                                 ----------    --------------        ------------      ------------
Balance, December 31, 1993                          (38,592)         (491,870)          7,449,127         6,918,665

Net loss                                               (431)           (6,036)            (36,652)          (43,119)
                                               ------------     -------------      --------------    --------------
Balance, December 31, 1994                       $  (39,023)       $ (497,906)       $  7,412,475      $  6,875,546
                                                 ==========        ==========        ============      ============

                       See notes to Financial Statements.

               SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



Cash flows from operating activities                                          1994              1993             1992
                                                                          --------          --------        ---------
Net loss                                                                $  (43,119)      $(2,716,533)     $  (688,303)
Adjustments to reconcile net loss to
  net cash provided by operating activities
  Depreciation and amortization                                            782,050         1,032,543        1,056,530
  Provision for investment property writedown                                 -            2,150,000              -
  Increase in tenant security deposits - cash                               (8,328)          (35,826)         (48,283)
  Decrease in other assets                                                  23,618            32,313           20,039
  (Decrease) increase accounts payable                                    (193,931)           88,396           69,161
  Increase (decrease) rents received in advance                              3,955            (5,016)            -
  Increase tenant security deposits                                         40,927            16,981            9,615
  (Decrease) increase other liabilities                                    (36,747)           45,725           69,641
                                                                        ----------       -----------      -----------

  Net cash provided by operating
      activities                                                           568,425           608,583          488,400
                                                                        ----------       -----------      -----------

Cash flows from investing activities
  Investment in rental property                                           (341,882)         (546,801)        (425,271)
  Increase in replacement reserves                                         (97,391)          (27,572)         (55,976)
                                                                        ----------       -----------      -----------
    Net cash used in investing activities                                 (439,273)         (574,373)        (481,247)
                                                                        ----------       -----------      -----------

Cash flows from financing activities
  Distributions to partners                                                   -                 -            (152,732)
  Payments on mortgages                                                    (44,083)          (40,056)         (40,390)
  Capital contributions                                                       -                 -               1,000
                                                                     -------------       -----------      -----------

    Net cash used in financing activities                                  (44,083)          (40,056)        (192,122)
                                                                        ----------       -----------      -----------

  Increase (decrease) in cash                                               85,059            (5,846)        (184,969)

  Cash, beginning                                                          163,869           169,715          354,684
                                                                        ----------       -----------      -----------
  Cash, ending                                                          $  248,928       $   163,869      $   169,715
                                                                        ==========       ===========      ===========

Supplemental disclosure of cash flow information
  Cash paid during the year for interest                                $  779,850       $   783,877      $   783,977
                                                                        ==========       ===========      ===========

                       See notes to Financial Statements.

               SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1993 AND 1992

Note A - Organization and Summary of Significant Accounting Policies

Southeastern Income Properties Limited Partnership (the "Partnership") is a Virginia limited partnership formed in November 1985 for the purpose of acquiring, managing and ultimately selling existing apartment communities. At that time, K-A Southeastern Income Properties Limited Partnership ("K-A SIP") was the general partner. Glade M. Knight is the principal general partner of K-A SIP. Knight Austin Corporation ("Knight Austin"), a management firm controlled by Knight, served as the management agent for the Partnership's properties until August 1, 1991.

The Partnership Agreement provided for a public offering of up to 50,000 assignee units of limited partnership interest ("Units") at $500 per unit. Purchasers of Units ("Unit Holders") are assignees of the Limited Partner and are entitled to all the rights and economic benefits of a limited partner. During 1987, the Partnership sold all 50,000 Units.

In contemplation of this public offering, the Partnership acquired two apartment communities - Sterlingwood in Roanoke, Virginia in November 1985; and Forestbrook in Charlotte, North Carolina in August 1986- with borrowed funds. The Partnership used a portion of the proceeds of the public offering to repay all the mortgages payable related to Sterlingwood and Forestbrook and to pay for a portion of the cost of acquiring Seasons Chase in Greensboro, North Carolina and Pelham Ridge in Greenville, South Carolina (See Note B).

The Partnership Agreement provided that upon/and after the initial closing of the public offering both taxable loss and taxable income would be allocated 15% to K-A SIP and 85% to the Unit Holders. Further, K-A SIP would be allocated 1% of the distributable cash from operations until the Unit Holders had received a noncompounded, noncumulative annual cash return equal to 10% of their capital contribution, as adjusted for certain capital transactions, and 15% of the distributable cash from operations thereafter. However, distributions to K-A SIP through any date could not exceed 10% of the total amount of cash distributed through such date.

Upon liquidation of the Partnership, after payment of, or adequate provision for, the debts and obligations of the Partnership, the remaining assets of the Partnership would be distributed to all partners and Unit Holders with positive capital accounts in the proportion that the positive balance in each partner's or Unit Holder's capital account bore to the aggregate of such positive balances, after taking into account all capital account adjustments for the Partnership's taxable year during which such liquidation occurred.

In early 1992, the Unit Holders approved certain changes in (and amendments to) the Partnership Agreement, which converted K-A SIP to a special limited partner and admitted Winthrop Southeast Limited Partnership ("WSLP") as the sole general partner, effective February 12, 1992. K-A SIP retained its current capital account and adjusted capital contribution upon its conversion to special limited partner status. Under the revised Partnership Agreement, taxable income and loss was to be allocated 85% to Unit Holders, 14% to K-A SIP and 1% to WSLP. Federal tax regulations, however, limit allocations of net losses due to considerations as provided in Internal Revenue Section 704(b). As a result, the Partnership's 1993 and 1992 federal tax returns reflect a reallocation of losses only to the limited partners and WSLP. The revised Partnership Agreement also provides for K-A SIP and WSLP to receive .99% and .01%, respectively, of distributable cash from operations for the five-year period commencing February 12, 1992 and .88% and .12%, respectively, thereafter, until the Unit Holders have received their preferred return. After the Unit Holders have received a noncompounded, noncumulative annual cost return on their capital contributions, as adjusted for certain capital transactions, K-A SIP and WSLP will receive 14% and 1%, respectively, of distributable cash from operations for the five-year period commencing February 12, 1992 and 12.32% and 2.68%, respectively, thereafter.
Winthrop Management (Winthrop), an affiliate of WSLP, has served as the management agent for the properties since August 1, 1991.

Investment in Rental Property

The investment in rental property is recorded at cost, not in excess of net realizable value, which includes acquisition fees paid to Knight Austin. Depreciation is determined by the straight-line method over the estimated useful lives of the various assets. Estimated useful lives are 30 years for buildings and building improvements and

5 years for personal property.

Loan Costs

Loan costs of $304,147, which were incurred in connection with obtaining financing on Forestbrook and Sterlingwood, are being amortized over 84 months.

Replacement Reserves

Replacement Reserves are comprised of Partnership funds held by the Partnership's mortgage lenders, the use of which are limited to specific capital or other costs, which are included in other assets and total $386,432 in 1994, and $289,041 in 1993. The Partnership Agreement requires the General Partner to maintain cash and reserves in an amount equal to at least 1% of the capital contributions of the Unit Holders.

Income Taxes

No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

Rental Income

Rental income is recognized as rents become due. Rental payments received in advance are deferred until earned. All leases between the partnership and the tenants of the property are operating leases.

Net Loss Allocated to Each Unit

Net loss allocable to each Unit is computed using the weighted average number of units outstanding in each year.

Reclassification of Certain Revenue and Expenses

Certain revenue and expenses in the 1993 and 1992 Statement of Operations were reclassified to conform to the presentation in 1994.


Note B - Investment in Rental Property

On November 27, 1985, the Partnership acquired Sterlingwood, a 162-unit apartment complex in Roanoke, Virginia. The total cost of the acquisition was $4,227,000. The Partnership financed the acquisition and used a portion of the proceeds from the public offering of the Units to repay the outstanding debt.

On August 28, 1986, the Partnership acquired Forestbrook, a 262-unit apartment complex in Charlotte, North Carolina. The total cost of the acquisition was $5,894,000. The Partnership financed the acquisition and used a portion of the proceeds from the public offering of the Units to extinguish the outstanding debt.

On August 18, 1987, the Partnership acquired Seasons Chase, a 225-unit apartment complex in Greensboro, North Carolina. The total cost of the acquisition of $4,650,000, which included a rental guarantee agreement of $200,000, which was funded by a portion of the proceeds from the public offering of the Units.

On August 22, 1988, the Partnership acquired Pelham Ridge, a 184-unit apartment complex in Greenville, South Carolina. The total cost of the property of $4,100,000, which included a rental guarantee agreement of $100,000, which was funded by a portion of the proceeds from the public offering of the Units.

               SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        DECEMBER 31, 1994, 1993 AND 1992






Note C - Mortgages Payable

During 1989, the partnership financed Forestbrook by obtaining a $5,726,600 mortgage. The existing mortgage with a balance of $5,598,280 at December 31, 1994 and $5,629,422 at December 31, 1993 is collateralized by the apartment community in Charlotte, North Carolina and is payable in monthly installments totalling $47,050 of principal and interest at 9.50% per annum through January 1, 1997. The unpaid principal balance and interest is due and payable in full on January 1, 1997. Prepayment during the initial five years of the loan term carries a penalty based upon the yield rate on a 7.75% U.S. Treasury security due February, 1995. Prepayment after five years carries a penalty of 1% of the outstanding loan balance.

During 1990, the partnership financed Sterlingwood by obtaining a $2,570,900 mortgage. The existing mortgage with a balance of $2,519,947 at December 31, 1994 and $2,532,888 at December 31, 1993 is collateralized by the apartment community in Roanoke, Virginia and is payable in monthly installments totalling $21,611 of principal and interest at 9.75% per annum through April 1, 1997. The unpaid principal balance, in the amount of $8,012,216, and interest is due and payable in full on April 1, 1997. Prepayment during the initial five years of the loan term carries a penalty based upon the yield rate on a 7.75% U.S. Treasury Security due February 1995. Prepayment after five years carries a penalty of 1% of the outstanding loan balance.

Aggregate maturities of the mortgage notes payable for the years following December 31, 1994 are as follows:

                   1995                             $    48,493
                   1996                                  53,345
                   1997                               8,016,389


Note D - Related-Party Transactions

The Partnership has incurred management fees, accounting fees and investor servicing fees resulting from transactions with WSLP and affiliates.

                                         1994                      1993                       1992

Management                           $185,061                  $169,728                   $163,468

Investor-servicing                     37,187                    34,768                     34,768

Accounting                             24,990                    24,990                     24,990
                                     --------                  --------                   --------

                                     $247,238                  $229,486                   $223,226
                                     ========                  ========                   ========


After the approval of the amendments to the Partnership Agreement (see Note A), the Partnership entered into new management agreements with Winthrop which provide for a management fee of 5% of gross revenues, as defined. The accounting fees are included in general and administrative expenses and investor servicing fees are included in management fees on the Statement of Operations.

               SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        DECEMBER 31, 1994, 1993 AND 1992



Note E - Income Taxes and Partner's Capital

The following is a reconciliation of the net loss and partners' capital for financial statement purposes with the net loss and partners' capital for income tax purposes:

                                               1994                       1993                      1992

Net loss for
financial statement
purposes                                 $   (43,119)               $(2,716,533)              $  (688,303)

Excess of tax
depreciation
over depreciation
for book purposes                           (337,038)                  (104,291)                  (40,123)

Provision for investment
property writedown
deducted for book
purpose but not
deductible for federal
tax purposes                                    -                     2,150,000                      -

Other                                          3,956                       (813)                   10,292
                                         -----------                 ----------                ----------

     Loss for
     federal income
     tax purposes                        $  (376,201)               $  (671,637)              $  (718,134)
                                         ===========                ===========               ===========



Partners' capital
for financial statement
purposes                                 $ 6,875,546                $ 6,918,665               $ 9,635,198

Cumulative effect of
     Depreciation
     for federal
     income tax
     purposes in
     excess of
     depreciation
     for book
     purposes                             (2,552,165)                (2,215,127)               (2,110,836)


     Provision for
     investment property
     writedown deducted
     for book purposes
     and not deductible
     for tax purposes                      2,150,000                  2,150,000                      -

     Other                                    18,267                     14,312                    15,125

Write-off of loan
costs deductible
for federal income
tax purposes and not
deductible for book
purposes                                    (120,253)                  (120,253)                 (120,253)

Syndication costs
not deductible for
tax purposes                               2,250,000                  2,250,000                 2,250,000

Recapitalization of
Partnership for
generally accepted
accounting principles
and not included for
federal income tax
purposes                                    (396,817)                  (396,817)                 (396,817)
                                           ---------                  ---------                 ---------

     Partners'
     capital for
     federal income
     tax purposes                       $  8,224,578                $  8,600,780             $  9,272,417
                                        ============                ============             ============

In addition, the difference between investment rental property for tax purposes and financial statement purposes for 1994 and 1993 is as follows:

                                                                          1994                      1993
                                                                        --------                  ------

Investment in rental property                                       $ 14,458,836              $ 14,855,555
Investment in rental property - tax property                          13,545,070                14,222,899
                                                                    ------------              ------------
                                                                   $     913,766             $     632,656
                                                                   =============             =============

Note F - Investment Property Writedown

Annually, management of the Partnership reviews the carrying value of properties in order to determine if an impairment to the asset value has occurred. Properties are then written down to management's estimate of net realizable value if necessary. For the year ended December 31, 1993, a provision for investment property writedown of $1,350,000 for Seasons Chase and $800,000 for Pelham Ridge was recorded. The reserve is reflected as a component of accumulated depreciation in the accompanying balance sheet.

               SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        DECEMBER 31, 1994, 1993 AND 1992

               SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

                               Index to Exhibits

Exhibit                  Title of Document
  No.
2.1 Agreement and Addendum to Agreement by and among Glade M. Knight ("Knight"), Ben T. Austin, II ("Austin"), Winthrop Southeast Limited Partnership ("WSLP") and Investors Savings Bank, F.S.B. ("ISB") (the "Agreement") dated as of August 8, 1991 and effective as of August 16, 1991. [The exhibits to the Agreement have been omitted from the Agreement and are listed in the Agreement.] (Exhibit 2.1)(8)

2.2 Supplemental Agreement by and among WSLP, Knight and ISB (the "Knight Agreement") dated as of August 8, 1991 and effective as of August 16, 1991. [The exhibits to the Knight Agreement have been omitted from the Knight Agreement and are listed in the Knight Agreement.] (Exhibit 2.2)(8)

2.3 Supplemental Agreement and Addendum to Supplemental Agreement by and among WSLP, Austin and ISB dated as of August 8, 1991 and effective as of August 16, 1991. (Exhibit 2.3)(8)

2.4 Employment Agreement by and between WSLP and Austin dated as of August 8, 1991 and effective as of August 16, 1991. (Exhibit 2.4)(8)

2.5 Supplemental Agreement by and between WSLP and ISB dated as of August 8, 1991 and effective as of August 16, 1991. (Exhibit 2.5)(8)

3.1 Amended and Restated Certificate and Agreement of Limited Partnership of Southeastern Income Proper- ties Limited Partnership. (Exhibit 4.1)(1)

3.2 First Amendment to Amended and Restated Certifi- cate and Agreement of Limited Partnership of Southeastern Income Properties Limited Partnership dated as of February 17, 1987. (Exhibit 4.2)(1)


3.3 Second Amendment to Amended and Restated Certifi- cate and Agreement of Limited Partnership of Southeastern Income Properties Limited Partnership dated as of March 16, 1987. (Exhibit 4.3)(1)

3.4 Third Amendment to Amended and Restated Certifi- cate and Agreement of Limited Partnership of Southeastern Income Properties Limited Partnership dated as of April 30, 1987. (Exhibit 4.4)(1)

3.5 Fourth Amendment to Amended and Restated Certifi- cate and Agreement of Limited Partnership of Southeastern Income Properties Limited Partnership dated as of May 28, 1987. (Exhibit 4.1)(2)

3.6 Fifth Amendment to Amended and Restated Certifi- cate and Agreement of Limited Partnership of Southeastern Income Properties Limited Partnership dated as of June 29, 1987. (Exhibit 4.2)(2)

3.7 Sixth Amendment to Amended and Restated Certifi- cate and Agreement of Limited Partnership of Southeastern Income Properties Limited Partnership dated as of February 12, 1992. (Exhibit 3.7)(9)

3.8  Articles of Incorporation of SIP Assignor Corporation. (Exhibit 3.6)(3)

3.9  Bylaws of SIP Assignor Corporation. (Exhibit 3.7)(3)

10.1 Apartment Management Agreement (for the Sterlingwood Apartments). (Exhibit 28.1)(1)

10.2 Apartment Management Agreement (for the Forestbrook Apartments). (Exhibit 28.2)(1)

10.3 Apartment Management Agreement (for the Seasons Chase Apartments). (Exhibit 10.5)(4)

10.4 Apartment Management Agreement (for the Pelham Ridge Apartments). (Exhibit 10.4)(5)

10.5 Apartment Management Agreement, dated February 12, 1992 between the Partnership and Winthrop Manage- ment (for Pelham Ridge Apartments). (Exhibit 10.5) (9)

10.6 Apartment  Management  Agreement,  dated  February  12,  1992  between  the
     Partnership  and  Winthrop  Manage-  ment  (for  Forestbrook   Apartments).
     (Exhibit 10.6)(9)

10.7 Apartment Management Agreement, dated February 12, 1992 between the Partnership and Winthrop Manage- ment (for Seasons Chase Apartments). (Exhibit 10.7) (9)

10.8 Apartment Management Agreement, dated February 12, 1992 between the Partnership and Winthrop Manage- ment (for Sterlingwood Apartments). (Exhibit 10.8) (9)

10.9 Property Acquisition Agreement between Southeastern Income Properties Limited Partnership and Knight Austin Corporation. (Exhibit 28.3)(1)

10.10 Real  Estate   Consulting   Agreement  between   Southeastern   Income
     Properties  Limited  Partnership  and  WFS  Realty  Corporation.   (Exhibit
     28.4)(1)

10.11 Rent Guarantee and Escrow Agreement for the Seasons Chase Apartments. (Exhibit 29.2)(6)

10.12 Novation to Rent Guarantee and Escrow Agreement for the Seasons Chase Apartments. (Exhibit 19.3)(6)

10.13  Rent  Guarantee  Agreement  for the  Pelham  Ridge  Apartments.  (Exhibit
      10.3)(5)

10.14 Repair Supervisory Contract. (Exhibit 10.10)(7)

10.15 Supervisory Insurance Adjustment Contract. (Exhibit 10.11)(7)

10.16 Mortgage Brokerage and Consulting Agreement. (Exhibit 10.12)(7)



28.1 Pages 31 through 38 of the Prospectus of the Partnership dated January 7, 1987. P


28.3 Information   Statement   furnished  in  connection  with  Solicitation  of
     Consents, dated November 22, 1991, filed with the Commission on October 17, 1991 (the "1991 Solicitation of Consents") (Exhibit 28.3).(10)

28.4 Pages 14-20 of the 1991 Solicitation of Consents. P

(1) Incorporated by reference to the exhibit shown in parentheses filed with the Commission in the registrant's quarterly report on Form 10-Q for the quarter ended March 30, 1987.

(2) Incorporated by reference to the exhibit shown in parentheses filed with the Commission in the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1987.

(3) Incorporated by reference to the exhibit shown in parentheses filed with the Commission in the registrant's registration statement on Form S-11 (Registration No. 33- 9085).

(4) Incorporated by reference to the exhibit shown in parentheses filed with the Commission in the registrant's current report on Form 8-K dated September 2, 1987.

(5) Incorporated by reference to the exhibit shown in parentheses filed with the Commission in the registrant's current report on Form 8-K dated September 6, 1988.

(6) Incorporated by reference to the exhibit shown in parentheses filed with the Commission in the registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1987.

(7) Incorporated by reference to the exhibit shown in parentheses filed with the Commission in the registrant's 1989 Annual Report.

(8) Incorporated by reference to the exhibit shown in parentheses filed with the Commission in the registrant's current report on Form 8-K on September 3, 1991.

(9) Incorporated by reference to the exhibit shown in parentheses filed with the Commission in the registrant's annual report on Form 10-K for the year ended December 31, 1991.

(10) Incorporated by reference to the exhibit shown in parentheses filed with the Commission in the registrant's annual report on Form 10-K for the year ended December 31, 1992.