Form 10-Q
period 1995-03-31
SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1995-05-15
CIK 802969

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1995          Commission File Number 0-16848
                      --------------                                 -------



               SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP


             Virginia                                      54-1350850
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)



  One International Place, Boston, MA                                02110
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code     (617) 330-8600




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



         YES     X                NO_________

BALANCE SHEETS



                                                                               March 31,        December 31,
                                                                                 1995               1994
(Note 1)                                                                     (Unaudited)          (Audited)
- -------------------------------------------------------------------------------------------------------------------


                                     ASSETS

Investment in rental property
   Land                                                                    $  1,817,097        $  1,817,097
   Buildings and building improvements                                       18,589,357          18,559,530
   Personal property                                                          3,447,566           3,433,316
                                                                           ------------        ------------
                                                                             23,854,020          23,809,943

   Less accumulated depreciation                                              9,545,281           9,351,107
                                                                           ------------        ------------
                                                                             14,308,739          14,458,836
                                                                           ------------        ------------

   Cash                                                                         309,617             248,928
   Tenant security deposits                                                     138,349             131,230
   Loan costs, net of accumulated amortization
     of $224,310 and $213,447                                                    79,837              90,700
   Other assets                                                                 587,374             545,147
                                                                           ------------        ------------
                                                                              1,115,177           1,016,005
                                                                           ------------        ------------
                                                                           $ 15,423,916        $ 15,474,841
                                                                           ============        ============

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities applicable to investment in rental property                     $ 8,106,534         $ 8,118,227
   Mortgages payable
Other liabilities
   Accounts payable                                                              56,815              54,712
   Accrued interest payable                                                      66,020              66,020
   Rents received in advance                                                     14,086              18,222
   Tenant security deposits                                                     129,756             146,769
   Other liabilities                                                            139,684             195,345
                                                                            -----------         -----------
Total liaibilities                                                            8,512,895           8,599,295

Partners' Capital
   Limited Partners unit holders' 50,000 Units
   authorized and outstanding                                                 7,442,629           7,412,475
   Special Limited Partner                                                     (492,939)           (497,906)
   General Partner                                                              (38,669)            (39,023)
                                                                            -----------         -----------
   Total Partners' Capital                                                    6,911,021           6,875,546
                                                                            -----------         -----------
Total liabilities and partners' capital                                     $15,423,916         $15,474,841
                                                                            ===========         ===========

                       See notes to Financial Statements.

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
STATEMENTS OF OPERATIONS




Three Months Ended March 31, 1995 and 1994
(Unaudited) (Note 1)                                                            1995                 1994


Income
   Rental                                                                   $   957,162         $   857,514
   Interest income                                                                1,529                 956
   Other income                                                                  54,210              42,450
                                                                            -----------         -----------
                                                                              1,012,901             900,920
                                                                            -----------         -----------


Expenses
   Leasing                                                                       27,618              36,353
   General and administrative                                                    63,701              59,774
   Management fees                                                               58,637              53,199
   Utilities                                                                    109,968             100,455
   Repairs and maintenance                                                      166,045             201,324
   Insurance                                                                     43,800              39,718
   Taxes                                                                         79,013              88,857
                                                                            -----------         -----------
Total operating expenses                                                        548,782             579,680

Other expenses
   Partnership expenses                                                          29,317              34,869
   Interest expense                                                             194,290             195,354
   Depreciation and amortization                                                205,037             195,063
                                                                            -----------         -----------
                                                                                977,426           1,004,966
Total expenses

Net income (loss)                                                            $   35,475        $   (104,046)
                                                                             ==========        ============

Net income (loss) allocated to General Partner                              $       354       $      (1,040)
                                                                            ===========       =============

Net income (loss) allocated to Limited Partner unit holders'                $    30,154        $   (103,006)
                                                                            ===========        ============

Net income (loss) allocated to Special Limited Partner                      $     4,967     $          -
                                                                            ===========     ============

Net income (loss) allocated to each unit                                   $        .60       $       (2.06)
                                                                           ============       =============

Weighted average number of units outstanding                                     50,000              50,000
                                                                            ===========        ============

                       See notes to Financial Statements.

STATEMENTS OF CASH FLOWS



For the Three Months Ended
March 31, 1995 and 1994 (Unaudited)                                                 1995            1994




Cash flow from operating activities:

Net income (loss)                                                             $  35,475           $(104,046)
   Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
   Depreciation and amortization                                                205,037             195,063
        Changes in assets and liabilities:
        Increase in security deposits cash                                       (7,119)             (7,783)
        (Increase) decrease in other assets                                     (42,227)             18,868
        Increase (decrease) in accounts payable                                   2,103             (34,350)
        Decrease in prepaid rent                                                 (4,136)               -
        (Decrease) increase in tenant security deposits                         (17,013)              6,856
        Decrease in other liabilities                                           (55,661)            (99,430)
                                                                             ----------          ----------



        Net cash provided by (used in) operating activities                     116,459             (24,822)
                                                                             ----------          ----------


Cash flow from investing activities:
  Additions to buildings and improvements                                       (44,077)            (50,866)
                                                                             ----------          ----------

          Net cash used in investing activities                                 (44,077)            (50,866)
                                                                             ----------          ----------

Cash flow from financing activities:
   Principal payments on mortgage note                                          (11,693)            (10,629)
                                                                             ----------          ----------

        Net cash used in financing activities                                   (11,693)            (10,629)
                                                                             ----------          ----------

Net increase (decrease) in cash                                                  60,689             (86,317)

Cash, beginning of period                                                       248,928             163,869
                                                                             ----------          ----------

Cash, end of period                                                          $  309,617          $   77,552
                                                                             ==========          ==========

Supplemental disclosure of cash flow information
Cash paid for interest                                                       $  194,290          $  195,354
                                                                             ==========          ==========

                       See notes to Financial Statements.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL




                                    Units of
For the Three Months Ended           Limited                             Special          Limited
March 31, 1995 and 1994          Partnership           General           Limited         Partner/
(Unaudited) (Note 1)                Interest           Partner           Partner       Unitholder             Total


Balance,
  December 31, 1994                   50,000       $  (39,023)      $  (497,906)      $7,412,475        $6,875,546
Net income                              -                 354             4,967           30,154            35,475
                                   ---------       ----------       -----------       ----------        ----------
Balance,
   March 31, 1995                     50,000       $  (38,669)      $  (492,939)      $7,442,629        $6,911,021
                                   =========       ==========       ===========       ==========        ==========

Balance,
 December 31, 1993                    50,000        $ (38,592)        $(491,870)      $ 7,449,127       $ 6,918,665
Net loss                                -              (1,040)              -           (103,006)         (104,046)
                                  ----------        ---------          ---------     -----------       -----------
Balance,
 March 31, 1994                       50,000        $ (39,632)        $(491,870)      $ 7,346,121       $ 6,814,619
                                  ==========        =========         =========       ===========       ===========



                       See notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1995
(Unaudited)


1.      ORGANIZATION

        Southeastern Income Properties Limited Partnership (the "Partnership") was organized under the Virginia Uniform Limited Partnership Act on November 21, 1985 for the purpose of acquiring, owning, operating, and ultimately selling residential apartment complexes located primarily in the southeastern United States. The original general partner of the Partnership was K-A Southeastern Income Properties Limited Partnership, a Virginia Limited Partnership (the "Original General Partner"). The general partners of the Original General Partner are Glade M. Knight, Ben T. Austin, III and Southeast Real Properties Corporation.

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

        The Partnership's only business is acquiring, owning, operating and ultimately selling residential apartment complexes. The Partnership's investment objectives and policies are described on Pages 31-38 under the caption "Investment Objective and Policies" of the Registrant's Prospectus dated January 7, 1987 as filed pursuant to Rule 424(b) on January 12, 1987 (the "Prospectus"), which description is incorporated herein by this reference. Although WSLP does not intend to change the business or the investment objectives of the Partnership, based upon such factors as market conditions, the level of refinancing debt in place with respect to the properties and the cost of the capital improvements and maintenance necessary to keep the properties competitive in their markets, WSLP may conclude that the interests of the Limited Partners would be best served by holding the properties for a longer term than was initially anticipated. If the liquidation of the Partnership is delayed, the Limited Partners will not have the opportunity to receive the return of their investment at the time they may have originally anticipated.

        The Partnership invested $20,593,101 of the original offering proceeds (net of sales commissions and sales and organization costs, but including acquisition fees and expenses) in four residential properties. All four properties were acquired by the Partnership directly. Two of the properties were acquired prior to the completion of the public offering of the Units, while the other two were acquired subsequent to the offering.

2.      ACCOUNTING AND FINANCIAL REPORT POLICIES

        The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's latest annual report on Form 10-K.

        The accompanying consolidated financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1995.


3.      TAXABLE INCOME

        The Partnership's results of operations on a tax basis are expected to differ from the net income for financial reporting purposes primarily due to the accounting differences in the recognition of depreciation and amortization.


4.      RELATED PARTY TRANSACTIONS

        Property management fees paid or accrued by the Partnership to Winthrop Management, an affiliate of the General Partners, totalled $58,637 during the three months ended March 31, 1995.

ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

The Partnership generated net income of $35,475 for the three months ended March 31, 1995, compared to a net loss of $104,046 for the three months ended March 31, 1994. As a result of the Partnership's improved operating results, the Partnership resumed making cash distributions to limited partners. The cash distribution amounted to $50,000 in the aggregate, or $1.00 per investment unit.

The Partnership's income increased by 12.4% for the first quarter of 1995 compared to the first quarter of 1994, primarily as a result of an 11.6% increase in rental income. On an aggregate basis, average rents at the Partnership's four properties have increased by 3.1% since the first quarter of 1994. In addition, overall average occupancy has increased from 88% to 93%. The most significant improvement in occupancy occurred at Forestbrook Apartments, where occupancy averaged 94% in the first quarter of 1995 compared to an 81% average during the same period last year.

At the same time, direct operating costs of the Partnership's properties declined by 5.3%, primarily as a result of a decrease in repair and maintenance expenses. The Partnership's other expenses, including interest expense, depreciation and amortization remained relatively constant.

The markets in which the properties are located are currently stable. The Partnership continues to make capital improvements to the properties to enhance their competitiveness within their local markets. The Partnership spent $44,077 on capital improvements during the first quarter of 1995 compared to $50,866 in the first quarter of 1994. At two of the properties (Forestbrook and Sterlingwood), a portion of the capital improvements is funded by replacement reserves held by the mortgage lenders, with the balance being funded from operations. The balance of these replacement reserves was $407,642 at March 31, 1995. Capital improvements from the other two properties are funded entirely from operations.

The results of operations in future quarters may differ from the results of operations for the quarter ended March 31, 1995, due to inflation and changing economic conditions which could affect occupancy levels, rental rates and operating expenses.

PART II - OTHER INFORMATION


All items are inapplicable.



                                   SIGNATURE




        Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SOUTHEASTERN INCOME PROPERTIES
                                            LIMITED PARTNERSHIP

                                 By:  Winthrop Southeastern Limited Partnership,
                                                 its General Partner

                      By: Eight Winthrop Properties, Inc.
                                                 its General Partner




Date:   May 13, 1995                        By:  /s/ Jonathan W. Wexler
                                                 Jonathan W. Wexler
                                                 Chief Financial Officer




Date:   May 13, 1995                        By:  /s/ Richard J. McCready
                                                 Richard J. McCready
                                                 Vice President