Form 10-K/A
period 1994-12-31
SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1995-07-31
CIK 802969

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to
this Form 10-K/A.                                                    [ X ]

          No voting stock is held by non-affiliates of the Registrant.

         No market exists for the limited partnership interests of the Registrant and therefore, no aggregate market value can be computed.

      THE PURPOSE OF THIS AMENDMENT IS TO SUBMIT THE FINANCIAL DATE SCHEDULE.

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

                                       SOUTHEASTERN INCOME PROPERTIES LIMITED
                                       PARTNERSHIP

                                By: Winthrop Southeastern Limited Partnership, Its General Partner

                                       By:   Eight Winthrop Properties, Inc.,
                                             Its General Partner


Date: July 31, 1995              By:   /s/Judith A. Miller
                                       --------------------------------
                                       Judith A. Miller
                                       Vice President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



/s/Judith A. Miller                          Sole Director and President of
Judith A. Miller                             Eight Winthrop Properties, Inc.

Date:  July 31, 1995

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

27    Financial Data Schedule for the period ended December 31, 1994

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