Form 10-Q
period 1995-06-30
SOUTHEASTERN INCOME PROP LP
filed 1995-08-14
CIK 802969

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                                        FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1995               Commission File Number 0-16848



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



         YES     X                NO_________

BALANCE SHEETS

                                                                                June 30,        December 31,
                                                                                 1995               1994
                                                                             (Unaudited)          (Audited)


                                                      ASSETS
Investment in rental property
   Land                                                                    $  1,817,097        $  1,817,097
   Buildings and building improvements                                       18,641,273          18,559,530
   Personal property                                                          3,466,828           3,433,316
                                                                           ------------        ------------
                                                                             23,925,198          23,809,943

   Less accumulated depreciation                                              9,744,292           9,351,107
                                                                           ------------        ------------
                                                                             14,180,906          14,458,836
                                                                           ------------        ------------

   Cash                                                                         467,135             248,928
   Tenant security deposits                                                     143,426             131,230
   Loan costs, net of accumulated amortization
     of $235,172 and $213,447                                                    68,975              90,700
   Other assets                                                                 638,104             545,147
                                                                           ------------        ------------
                                                                              1,317,640           1,016,005
                                                                           ------------        ------------
                                                                           $ 15,498,546        $ 15,474,841
                                                                           ============        ============

                                         LIABILITIES AND PARTNERS' CAPITAL

Liabilities applicable to investment in rental property
   Mortgages payable                                                        $ 8,094,559         $ 8,118,227

Other liabilities
   Accounts payable                                                              21,464              54,712
   Accrued interest payable                                                      66,020              66,020
   Rents received in advance                                                     14,444              18,222
   Tenant security deposits                                                     134,487             146,769
   Other liabilities                                                            206,694             195,345
                                                                            -----------         -----------
Total liabilities                                                             8,537,668           8,599,295

Partners' Capital
   Limited Partners unit holders' 50,000 Units
   authorized and outstanding                                                 7,477,936           7,412,475
   Special Limited Partner                                                     (479,394)           (497,906)
   General Partner                                                              (37,664)            (39,023)
                                                                            -----------         -----------
   Total Partners' Capital                                                    6,960,878           6,875,546
                                                                            -----------         -----------
Total liabilities and partners' capital                                     $15,498,546         $15,474,841
                                                                            ===========         ===========

                                        See notes to Financial Statements.


PART I - FINANCIAL INFORMATION
STATEMENTS OF OPERATIONS



                                                               Three Months Ended                    Six Months Ended
                                                                   June 30,                             June 30,
                                                       1995                1994               1995              1994
                                                    (Unaudited)        (Unaudited)        (Unaudited)       (Unaudited)

Income
     Rental                                         $   992,442        $   905,592        $ 1,949,604       $ 1,763,106
     Interest income                                      5,681              1,083              7,210             2,039
     Other income                                        50,945             51,721            105,155            94,171
                                                    -----------        -----------        -----------       -----------
                                                      1,049,068            958,396          2,061,969         1,859,316
                                                    -----------        -----------        -----------       -----------

Expenses
     Leasing       26,060                                30,983             53,678             67,336
     General and administrative                          68,053             62,645            131,754           122,419
     Management fees                                     41,920             37,347            100,557            90,546
     Utilities                                           69,124             72,007            179,092           172,462
     Repairs and maintenance                            197,745            200,356            363,790           401,680
     Insurance                                           44,617             38,515             88,417            78,233
     Taxes                                               72,515             85,958            151,528           174,815
                                                    -----------        -----------        -----------       -----------
Total Operating Expenses                                520,034            527,811          1,068,816         1,107,491

Other Expenses
     Partnership expenses                                24,791             39,914             54,108            74,783
     Interest expense                                   194,008            195,097            388,298           390,451
     Depreciation and amortization                      209,873            204,907            414,910           399,972
                                                    -----------        -----------        -----------        ----------
Total Expenses                                          948,706            967,729          1,926,132         1,972,697
                                                    -----------        -----------        -----------        ----------

Net income (loss)                                   $   100,362      $     (9,333)       $    135,837      $  (113,381)
                                                    ===========      ============        ============      ===========

Net income (loss) allocated to
 General Partner                                  $       1,003     $         (93)      $       1,359     $     (1,134)
                                                  =============     =============       =============     ============

Net income (loss) allocated to
 Limited Partner Unit Holders                      $     85,308      $     (9,240)       $    115,461      $  (112,247)
                                                   ============      ============        ============      ===========

Net income allocated to Special
 Limited Partner                                   $     14,051     $           0       $      19,017   $            0
                                                   ============     =============       =============   ==============

Net income (loss) allocated to each
 unit L.P.                                        $        1.71      $      (0.18)     $         2.31    $       (2.24)
                                                  =============      ============      ==============    =============

                                        See notes to Financial Statements.


STATEMENTS OF CASH FLOWS



For the Six Months Ended
June 30, 1995 and 1994 (Unaudited)                                            1995           1994



Cash flow from operating activities:

Net income (loss)                                                      $  135,837         $ (113,381)
     Adjustments to reconcile net loss to
       net cash provided by (used in) operating activities:
     Depreciation and amortization                                        414,910            399,972
         Changes in assets and liabilities:
         Increase in security deposits cash                               (12,196)           (18,169)
         Increase in other assets                                         (92,957)               (70)
         Decrease in accounts payable                                     (33,248)          (107,317)
         Decrease in prepaid rent                                          (3,778)              -
         (Decrease) increase in tenant security deposits                  (12,282)            13,929
         Increase (decrease) in other liabilities                          11,349            (34,628)
                                                                       ----------         ----------

         Net cash provided by operating activities                        407,635            140,336
                                                                       ----------         ----------

Cash flow from investing activities:
  Additions to buildings and improvements                                (115,255)          (169,218)
                                                                       ----------         ----------

           Net cash used in investing activities                         (115,255)          (169,218)
                                                                       ----------         ----------

Cash flow from financing activities:
     Principal payments on mortgage note                                  (23,668)           (21,516)
     Cash distributions paid to partners                                  (50,505)              -
                                                                       ----------         -------

     Net cash used in financing activities                                (74,173)           (21,516)
                                                                       ----------         ----------

Net increase (decrease) in cash                                           218,207            (50,398)

Cash, beginning of period                                                 248,928            163,869
                                                                       ----------         ----------

Cash, end of period                                                    $  467,135         $  113,471
                                                                       ==========         ==========

Supplemental disclosure of cash flow information
Cash paid during the year for interest                                 $  388,298         $  390,451
                                                                       ==========         ==========

                                        See notes to Financial Statements.


STATEMENTS OF CHANGES IN PARTNERS' CAPITAL



                                            Units of
For the Six Months Ended                     Limited                            Special           Limited
June 30, 1995 and 1994                   Partnership         General            Limited          Partner/
(Unaudited)                                 Interest         Partner            Partner        Unitholder             Total

Balance, December 31, 1994                    50,000     $  (39,023)       $  (497,906)      $ 7,412,475       $ 6,875,546
Net income                                      -             1,359             19,017           115,461           135,837
Distributions                                   -              -                  (505)          (50,000)          (50,505)
                                            --------     ----------        -----------       -----------       -----------
Balance, June 30, 1995                        50,000     $  (37,664)       $  (479,394)      $ 7,477,936       $ 6,960,878
                                            ========     ==========        ===========       ===========       ===========

Balance, December 31, 1993                    50,000      $ (38,592)       $  (491,870)      $ 7,449,127       $ 6,918,665
Net loss                                        -            (1,134)              -             (112,247)         (113,381)
                                            --------      ---------        -----------       -----------       -----------
Balance, June 30, 1994                        50,000      $ (39,726)       $  (491,870)      $ 7,336,880       $ 6,805,284
                                            ========      =========        ===========       ===========       ===========


                                        See notes to Financial Statements.


NOTES TO FINANCIAL STATEMENTS
June 30, 1995
(Unaudited)

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


4.      RELATED PARTY TRANSACTIONS

        Property management fees paid or accrued by the Partnership to Winthrop Management, an affiliate of the General Partners, totalled $41,920 during the three months ended June 30, 1995.

ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

The Partnership generated net income of $100,362 for the quarter ended June 30, 1995 versus a loss of $9,333 for the comparable period in 1994. For the six months ended June 30, 1995, the Partnership generated net income of $135,837 compared to a net loss of $113,381 for the six months ended June 30, 1994. As a result of the Partnership's improved operating results, the Partnership resumed making cash distributions to limited partners. The cash distribution amounted to $50,000 in the aggregate, or $1.00 per investment unit.

The Partnership's income increased by 9.5% for the second quarter of 1995 compared to the second quarter of 1994 and increased 10.9% for the six months ended June 30, 1995 compared to the same period in 1994. The increase is primarily attributable to a 10.6% increase in rental income for the year to date. On an aggregate basis, average rents at the Partnership's four properties have increased by 4.3% since the first six months of 1994. In addition, overall average occupancy has increased from 89% to 94%. The most significant improvement in occupancy occurred at Forestbrook Apartments, where occupancy averaged 94% in the first six months of 1995 compared to an 82% average during the same period last year.

At the same time, direct operating costs of the Partnership's properties declined by 3.5% for the first six months of 1995, primarily as a result of a decrease in repair and maintenance expenses and lower real estate taxes at Pelham Ridge and Forestbrook. The Partnership's other expenses, including interest expense, depreciation and amortization remained relatively constant.

The markets in which the properties are located are currently stable. The Partnership continues to make capital improvements to the properties to enhance their competitiveness within their local markets. The Partnership spent $115,255 on capital improvements during the first half of 1995 compared to $169,218 in the first half of 1994. At two of the properties (Forestbrook and Sterlingwood), a portion of the capital improvements is funded by replacement reserves held by the mortgage lenders, with the balance being funded from operations. The balance of these replacement reserves was $428,852 at June 30, 1995. Capital improvements from the other two properties are funded entirely from operations.

The results of operations in future quarters may differ from the results of operations for the quarter ended June 30, 1995, due to inflation and changing economic conditions which could affect occupancy levels, rental rates and operating expenses.

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

                              SOUTHEASTERN INCOME PROPERTIES
                              LIMITED PARTNERSHIP

                         By: Winthrop Southeastern Limited Partnership Its General Partner

                         By:  Eight Winthrop Properties, Inc.
                              Its General Partner




Date:   August 11, 1995  By:  /s/Richard J. McCready
                              Richard J. McCready
                              Chief Operating Officer




Date:   August 11, 1995  By:  /s/Thomas C. Staples
                              Thomas C. Staples
                              Chief Accounting Officer