Form 10-Q
period 1995-09-30
SOUTHEASTERN INCOME PROP LP
filed 1995-11-14
CIK 802969

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1995      Commission File Number 0-16848



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



         YES     X                NO_________

PART I - FINANCIAL INFORMATION
STATEMENTS OF OPERATIONS




                                                               Three Months Ended                    Nine Months Ended
                                                               September 30,                         September 30,
                                                       1995                1994               1995              1994
                                                    (Unaudited)        (Unaudited)        (Unaudited)       (Unaudited)


Income
     Rental                                         $   987,522        $   928,250        $ 2,937,126       $ 2,691,356
     Interest income                                      6,115              1,319             13,325             3,358
     Other income                                        53,689             54,176            158,844           148,347
                                                    -----------        -----------        -----------       -----------
                                                      1,047,326            983,745          3,109,295         2,843,061
                                                    -----------        -----------        -----------       -----------

Expenses
     Leasing       26,998                                58,030             80,676            125,366
     General and administrative                          64,489             61,529            196,243           271,281
     Management fees                                     52,373             55,350            179,646           183,946
     Utilities                                           88,356             78,902            267,448           251,364
     Repairs and maintenance                            213,545            224,166            577,335           625,846
     Insurance                                           45,296             44,394            133,713           122,627
     Taxes                                               74,364             71,284            225,892           246,099
                                                    -----------        -----------        -----------       -----------
Total Operating Expenses                                565,421            593,655          1,660,953         1,718,528

Other Expenses
     Partnership expenses                                17,611             11,665             45,032            69,066
     Interest expense                                   193,719            194,834            582,017           585,285
     Depreciation and amortization                      205,930            199,986            620,840           599,956
                                                    -----------        -----------        -----------        ----------
Total Expenses                                          982,681          1,000,140          2,908,812         2,972,835
                                                    -----------        -----------        -----------        ----------

Net income (loss)                                   $    64,645      $    (16,395)       $    200,483      $  (129,774)
                                                    ===========      ============        ============      ===========

Net income (loss) allocated to
 General Partner                                  $         645     $        (164)      $       2,006     $     (1,298)
                                                  =============     =============       =============     ============

Net income (loss) allocated to
 Limited Partner Unit Holders                      $     54,948      $    (16,231)       $    170,410      $   465,916
                                                   ============      ============        ============      ===========

Net income allocated to Special
 Limited Partner                                   $      9,050     $           0       $      28,067   $            0
                                                   ============     =============       =============   ==============

Net income (loss) allocated to each
 unit L.P.                                        $        1.10      $      (0.32)     $         3.41    $       (9.32)
                                                  =============      ============      ==============    =============

                                        See notes to Financial Statements.

BALANCE SHEETS



                                                                           September 30,        December 31,
                                                                                 1995               1994
                                                                             (Unaudited)          (Audited)


                                                      ASSETS

Investment in rental property
   Land                                                                    $  1,817,096        $  1,817,097
   Buildings and building improvements                                       18,678,458          18,559,530
   Personal property                                                          3,522,401           3,433,316
                                                                           ------------        ------------
                                                                             24,017,955          23,809,943

   Less accumulated depreciation                                              9,939,359           9,351,107
                                                                           ------------        ------------
                                                                             14,078,596          14,458,836
                                                                           ------------        ------------

   Cash                                                                         507,862             248,928
   Tenant security deposits                                                     138,884             131,230
   Loan costs, net of accumulated amortization
     of $246,035 and $213,447                                                    58,112              90,700
   Other assets                                                                 691,609             545,147
                                                                           ------------        ------------
                                                                              1,396,467           1,016,005
                                                                           ------------        ------------
                                                                           $ 15,475,063        $ 15,474,841
                                                                           ============        ============

                                         LIABILITIES AND PARTNERS' CAPITAL

Liabilities applicable to investment in rental property
   Mortgages payable                                                        $ 8,082,294         $ 8,118,227

Other liabilities
   Accounts payable                                                              48,014              54,712
   Accrued interest payable                                                      66,020              66,020
   Rents received in advance                                                     13,682              18,222
   Tenant security deposits                                                     132,772             146,769
   Other liabilities                                                            207,767             195,345
                                                                            -----------         -----------
Total liabilities                                                             8,550,549           8,599,295

Partners' Capital
   Limited Partners unit holders' 50,000 Units
   authorized and outstanding                                                 7,432,885           7,412,475
   Special Limited Partner                                                     (471,354)           (497,906)
   General Partner                                                              (37,017)            (39,023)
                                                                            -----------         -----------
   Total Partners' Capital                                                    6,924,514           6,875,546
                                                                            -----------         -----------
Total liabilities and partners' capital                                     $15,475,063         $15,474,841
                                                                            ===========         ===========

                                        See notes to Financial Statements.

STATEMENTS OF CASH FLOWS



For the Nine Months Ended
September 30, 1995 and 1994 (Unaudited)                      1995         1994



Cash flow from operating activities:

Net income (loss)                                                      $  200,483         $ (129,774)
     Adjustments to reconcile net loss to
       net cash provided by (used in) operating activities:
     Depreciation and amortization                                        620,840            599,956
         Changes in assets and liabilities:
         Increase in security deposits cash                                (7,654)           (55,290)
         Increase in other assets                                        (146,462)           (30,040)
         Decrease in accounts payable                                      (6,698)          (139,646)
         Decrease in prepaid rent                                          (4,540)              -
         (Decrease) increase in tenant security deposits                  (13,997)            24,022
         Increase in other liabilities                                     12,422             18,296
                                                                       ----------         ----------

         Net cash provided by operating activities                        654,394            267,516
                                                                       ----------         ----------

Cash flow from investing activities:
  Additions to buildings and improvements                                (208,012)          (267,516)
                                                                       ----------         ----------

           Net cash used in investing activities                         (208,012)          (267,516)
                                                                       ----------         ----------

Cash flow from financing activities:
     Principal payments on mortgage note                                  (35,933)           (32,665)
     Cash distributions paid to partners                                 (151,515)              -
                                                                       ----------         -------

     Net cash used in financing activities                               (187,448)           (32,665)
                                                                       ----------         ----------

Net increase (decrease) in cash                                           258,934            (12,657)

Cash, beginning of period                                                 248,928            163,869
                                                                       ----------         ----------

Cash, end of period                                                    $  507,862         $  151,212
                                                                       ==========         ==========

Supplemental disclosure of cash flow information
Cash paid during the year for interest                                 $  582,017         $  585,285
                                                                       ==========         ==========

                                        See notes to Financial Statements.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL




                                            Units of
For the Nine Months Ended                    Limited                            Special           Limited
September 30, 1995 and 1994              Partnership         General            Limited          Partner/
(Unaudited)                                 Interest         Partner            Partner        Unitholder             Total


Balance, December 31, 1994                    50,000     $  (39,023)       $  (497,906)      $ 7,412,475       $ 6,875,546
Net income                                      -             2,006             28,067           170,410           200,483
Distributions                                   -              -                (1,515)         (150,000)         (151,515)
                                            --------     ----------        -----------       -----------       -----------
Balance, September 30, 1995                   50,000     $  (37,017)       $  (471,354)      $ 7,432,885       $ 6,924,514
                                            ========     ==========        ===========       ===========       ===========

Balance, December 31, 1993                    50,000      $ (38,592)       $  (491,870)      $ 7,449,127       $ 6,918,665
Net loss                                        -            (1,298)              -             (128,476)         (129,774)
                                            --------      ---------        -----------       -----------       -----------
Balance, September 30, 1994                   50,000      $ (39,890)       $  (491,870)      $ 7,320,651       $ 6,788,891
                                            ========      =========        ===========       ===========       ===========


                                        See notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
September 30, 1995
(Unaudited)

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

        The Partnership was initially capitalized with contributions of $100 from the Original General Partner and $100 from SIP Assignor Corporation, a Virginia corporation (the "Assignor Limited Partner"). On September 26, 1986, the Partnership filed a Registration Statement on Form S-11 (Registration No. 33-9085, the "Registration Statement") with the Securities and Exchange Commission (the "Commission") with respect to the public offering of assignee units of limited partnership interest ("Units") in the Partnership. The Registration Statement, covering the offering of 50,000 Units at a purchase price of $500 per Unit (an aggregate of $25,000,000) was declared effective on January 7, 1987. The offering concluded on September 29, 1987, at which time all 50,000 Units had been sold to investor limited partners (the "Limited Partners").

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


4.      RELATED PARTY TRANSACTIONS

        Property management fees paid or accrued by the Partnership to Winthrop Management, an affiliate of the General Partners, totalled $52,373 during the three months ended September 30, 1995.

5. Certain reclassifications of the 1994 statement of operations have been made to conform to the presentation in 1995.

ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

The Partnership generated net income of $64,645 for the quarter ended September 30, 1995 versus a loss of $16,395 for the comparable period in 1994. For the nine months ended September 30, 1995, the Partnership generated net income of $200,483 compared to a net loss of $129,774 for the nine months ended September 30, 1994. As a result of the Partnership's improved operating results, the Partnership resumed making cash distributions to limited partners in April 1995. The cash distributions amounted to $150,000 in the aggregate, or $3.00 per investment unit through September 30, 1995.

The Partnership's revenue increased by 6.5% for the third quarter of 1995 compared to the third quarter of 1994 and increased 9.4% for the nine months ended September 30, 1995 compared to the same period in 1994. The increase for the year-to-date period is primarily attributable to a 9.1% increase in rental income. On an aggregate basis, average rents at the Partnership's four properties have increased by 4.7% relative to the same period in 1994. In addition, overall average occupancy has increased from 90% to 94%. The most significant improvement in occupancy occurred at Forestbrook Apartments, where occupancy averaged 94% in the first nine months of 1995 compared to 85% during the same period last year.

Total operating expenses of the Partnership's properties declined by 3.4% for the first nine months of 1995, primarily as a result of a decrease in repair and maintenance expenses and lower real estate taxes at Pelham Ridge and
Forestbrook. The Partnership's other expenses, including interest expense, depreciation and amortization remained relatively constant.

The markets in which the properties are located are currently stable. The Partnership continues to make capital improvements to the properties to enhance their competitiveness within their local markets. The Partnership spent $208,012 on capital improvements during the first nine months of 1995 compared to $267,516 in the first nine months in 1994. Improvements included exterior painting and roof replacements at Forestbrook and Pelham Ridge, pool repairs at Seasons Chase and Sterlingwood and carpet and appliance replacement at all four properties. At two of the properties (Forestbrook and Sterlingwood), a portion of the capital improvements is funded by replacement reserves held by the mortgage lenders, with the balance being funded from operations. The aggregate balance of these replacement reserves was $428,834 at September 30, 1995. Capital improvements from the other two properties are funded entirely from operations.

The results of operations in future quarters may differ from the results of operations for the quarter ended September 30, 1995, due to inflation and changing economic conditions which could affect occupancy levels, rental rates and operating expenses.

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

                          SOUTHEASTERN INCOME PROPERTIES
                          LIMITED PARTNERSHIP
                          By:  Winthrop Southeastern Limited Partnership
                              Its General Partner

                      By: Eight Winthrop Properties, Inc.
                              Its General Partner




Date:   November 11, 1995   By: /s/ Anthony R. Page
                                    Anthony R. Page
                                    Chief Financial Officer

Date:   November 11, 1995   By:  /s/ Richard J. McCready
                                     Richard J. McCready
                                     Chief Operating Officer