Form 10-K
period 1995-12-31
SOUTHEASTERN INCOME PROP LP
filed 1996-04-01
CIK 802969

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                                                 Commission  File
For the fiscal year ended December 31, 1995      Number  0-16848

               SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

            Virginia                               54-1350850
(State or other jurisdiction of             (I.R.S. Employer
incorporation or  organization)             Identification  No.)

One International Place, Boston, Massachusetts                    02110
   (Address of principal executive offices)                   (Zip  Code)

Registrant's telephone number, including area code:           (617) 330-8600

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

No market exists for the limited partnership interests of the Registrant and therefore, a market value for such interests cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE



Location in Form 10-K                              Document
In Which Document is
Incorporated

Parts   I and  IV                                  Prospectus  of the
                                                   Registrant  dated  January 7,
                                                   1987,    filed    with    the
                                                   Commission  pursuant  to Rule
                                                   424(b), (the "Prospectus").

                                                   The   Information   Statement
                                                   Furnished in Connection  with
                                                   Solicitation   of   Consents,
                                                   dated   November   22,  1991,
                                                   filed with the  Commission on
                                                   October 17, 1991,  (the "1991
                                                   Solicitation of Consents").

Part   II                                          Pages  14-18  of the 1991
                                                   Solicitation of Consents.

Part   III                                         Pages  18-19 of the 1991
                                                   Solicitation of Consents.

                                     PART I

Item 1.           Business.

         Southeastern Income Properties Limited Partnership (the "Registrant") was organized under the Virginia Uniform Limited Partnership Act on November 21, 1985 for the purpose of acquiring, owning, operating, and ultimately selling existing residential apartment complexes located primarily in the southeastern United States. The general partner of the Registrant is Winthrop Southeast Limited Partnership, a Delaware limited partnership ("WSLP" or the "Managing General Partner"), whose general partner is Eight Winthrop Properties, Inc., a Delaware corporation ("Eight Winthrop") (See "Item 1, Business Change in Control.")

         The Registrant was initially capitalized with contributions of $100 from the Original General Partner and $100 from SIP Assignor Corporation, a Virginia corporation (the "Assignor Limited Partner"). On September 26, 1986, the Registrant filed a Registration Statement on Form S-11 (Registration No. 33-9085, the "Registration Statement") with the Securities and Exchange Commission (the "Commission") with respect to the public offering of assignee units of limited partnership interest ("Units") in the Registrant. The Registration Statement, covering the offering of 50,000 Units at a purchase price of $500 per Unit (an aggregate of $25,000,000), was declared effective on January 7, 1987. The offering concluded on June 29, 1987, at which time all 50,000 Units had been sold to limited partners (the "Limited Partners").

         The Registrant's only business is acquiring, owning, operating and ultimately selling residential apartment complexes. The Registrant's investment objectives and policies are described on pages 31-38 under the caption "Investment Objective and Policies" of the Registrant's Prospectus dated January 7, 1987 as filed pursuant to Rule 424(b) on January 12, 1987 (the "Prospectus"), which description is incorporated herein by this reference. WSLP does not intend to change the business or the investment objectives of the Registrant.

         The Registrant invested $20,593,101 of the original offering proceeds (net of sales commissions and sales and organizational costs, but including acquisition fees and expenses) in four residential properties. All four properties were acquired by the Registrant directly.

         The following tables set forth certain information regarding the properties which the Registrant acquired. For a further description of the properties, see pages 14 through 18 of the 1991 Solicitation of Consents, which is incorporated herein by reference.

                                  No.     Partnership                 12/31/95
                                  of     Acquisition Acquisition      Mortgage          Interest         Maturity        Nature
Property Name   Location        Units    Date            Cost           Balance            Rate           Date         of Title
Sterlingwood    Roanoke, VA      162   11/27/85    $ 4,732,194        $2,505,688            9.75%         4/01/97       Fee
  Apts.                                                                                                                Simple

Forestbrook     Charlotte, NC    262    8/28/86    $ 6,745,050        $5,564,046            9.5%          1/01/97       Fee
  Apts.                                                                                                                 Simple

Seasons Chase   Greensboro, NC   225    8/18/87     $ 4,860,904                -                -            -           Fee
  Apts.                                                                                                                 Simple

Pelham Ridge    Greenville, SC   184    8/22/88     $ 4,254,953                -                -            -           Fee
  Apts.                                                                                                                Simple

- ------------------------------------------------------------------------------------------------------------------------------------
     TOTAL                        833                $20,593,101      $8,069,734
====================================================================================================================================



         See "Item 8, Financial Statements and Supplementary Data Note C" for further information concerning the mortgages encumbering the properties.

                   Sterlingwood                 Forestbrook                 Seasons Chase                 Pelham Ridge


                               Average                        Average                         Average                        Average
  Year        Occupancy       Rent/Unit       Occupancy      Rent/Unit       Occupancy       Rent/Unit       Occupancy     Rent/Unit
  1991        85.0%          $385/mo          80.1%         $426/mo          80.1%          $388/mo          87.9%          $378/mo
  1992        91.0%          $388/mo          81.8%         $431/mo          79.5%          $395/mo          89.1%          $386/mo
  1993        90.0%          $400/mo          77.5%         $445/mo          84.3%          $406/mo          91.9%          $402/mo
  1994        92.2%          $409/mo          87.3%         $453/mo          92.1%          $414/mo          94.7%          $418/mo
  1995        91.5%          $423/mo          93.4%         $472/mo          96.1%          $421/mo          94.5%          $449/mo


         The Registrant maintains property and liability insurance on it properties which the Registrant believes to be adequate.

Employees

         The Registrant does not have any employees.

         Until March 18, 1996, management services were performed for the Registrant at its properties by on-site personnel all of whom were employees of Winthrop Management, an affiliate of the Managing General Partner, which directly managed the Registrant's properties. All payroll and associated expenses of such on-site personnel were fully reimbursed by the Registrant to Winthrop Management. Pursuant to a management agreement, Winthrop Management provided certain property management services to the Registrant in addition to providing on-site management. Winthrop Management is a Massachusetts general partnership whose managing general partner is First Winthrop Corporation, the parent of Eight Winthrop.

         On March 18, 1996, Registrant appointed an unaffiliated management company to assume management of its properties. (See "Item 3, Legal Proceedings.") The provisions of the new management agreement are substantially similar to those of the Winthrop Management agreement. The term is for one year, renewable annually.

Competition

         The real estate business is highly competitive and the Registrant's properties have active competition from similar properties in the vicinity including, in certain instances, properties owned by affiliates of the Registrant. Furthermore, various limited partnerships controlled by the Managing General Partner and/or its affiliates are also engaged in business which may be competitive with the Registrant. The Registrant is also competing for potential buyers with respect to the ultimate sale of its properties. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation."

Change in Control

     The original general partner of the Registrant was K-A Southeastern Income Properties Limited Partnership, a Virginia Limited Partnership (the "Original General Partner"). The general partners of the Original General Partner were Glade M. Knight, Ben T. Austin, III and Southeast Real Properties Corporation.

         On February 12, 1992, WSLP was admitted as the general partner of the Registrant, while the Original General Partner's interest in the Registrant was converted to a special limited partnership interest. The substitution of WSLP as the general partner, and the conversion of the status of the Original General Partner to that of a limited partner, was previously approved by the limited partners of Registrant pursuant to the 1991

Solicitation of Consents. The general partner of WSLP is Eight Winthrop, which is wholly-owned by First Winthrop Corporation, a Delaware corporation, which in turn is wholly-owned by Winthrop Financial Associates, A Limited Partnership, a Maryland limited partnership ("WFA").

     Until December 22, 1994, Arthur J. Halleran, Jr. was the sole general partner of Linnaeus Associates Limited Partnership ("Linnaeus"), the general partner of WFA. On December 22, 1994, pursuant to an Investment Agreement entered into among Nomura Asset Capital Corporation ("NACC"), Mr. Halleran and certain other individuals who comprised the senior management of WFA, the general partnership interest in Linnaeus was transferred to W.L. Realty, L.P. ("W.L. Realty"). W.L. Realty is a Delaware limited partnership, the general partner of which was, until July 18, 1995, A.I. Realty Company, LLC ("Realtyco"). The equity securities of Realtyco were held by certain employees of NACC.

         On July 18, 1995 Londonderry Acquisition II Limited Partnership, a Delaware limited partnership ("Londonderry II"), an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, Realtyco's general partner interest in W.L. Realty and a sixty four percent (64%) limited partnership interest in W.L. Realty. WFA owns the remaining thirty-five percent (35%) limited partnership interest.

         As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, which in turn is the sole general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II became the controlling entity of the Managing General Partner. In connection with the transfer of control, the officers and directors of WFA resigned and Londonderry II appointed new officers and directors. See "Item 10, Directors and Executive Officers of the Registrant."


Item 2.           Properties.

         For a discussion of the Registrant's properties, see "Item
1, Business."

Item 3.           Legal Proceedings.

         Except as disclosed below, the Registrant is not a party, nor are any of its properties subject, to any material pending legal proceedings.

         RTC Commercial Loan Trust 1995 - NP1A, a Delaware business trust, Plaintiff v. Winthrop Management, a Massachusetts general partnership, Defendant, United States District Court for the Eastern District of Virginia; Case No. 3:96CV177.

         This action arises in connection with the transfer of the general partnership interest in 1992 from the Original General Partner to WSLP at which time WLSP entered into certain agreements with Investors Savings Bank, F.S.B. ("ISB"), including the delivery of a promissory note to ISB, which was secured by an assignment of rights of Winthrop Management in the management agreements for the Registrant's properties, and the partnership interests acquired by WSLP. (See the 1991 Solicitation of Consents which is incorporated by reference herein.) The RTC Commercial Loan Trust 1995-NP1A (the "RTC Loan Trust") has succeeded to the rights of ISB. In February 1996, the RTC Loan Trust filed an action against Winthrop Management, alleging Winthrop Management was in default under its obligations set forth in the security agreement, and sought to have a receiver appointed to control Winthrop Management's management of the properties. On March 15, 1996, the Registrant terminated Winthrop Management as the managing agent for its properties effective March 18, 1996, and appointed an unaffiliated managing agent to assume management of the properties. On March 20, 1996, the court appointed a receiver to assume the rights of Winthrop Management under the management agreements, including the right to pursue the Registrant for breach of contract. On March 21, 1996, the court stayed its own order appointing the receiver pending a motion to dismiss for lack of jurisdiction. The Managing General Partner believes that any claim, if brought by the receiver, is without merit, and will vigorously defend any action.


Item 4.           Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the period covered by this report.

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

         As of March 15, 1996 there were 2,656 holders of Units.

         No cash distributions were made to the holders of Units during the years ended December 31, 1994 and 1993. Cash distributions to holders of Units amounted to approximately $300,000 in the aggregate, or $6.00 per Unit through December 1995. An additional cash distribution of $150,000, or $3.00 per Unit, was made in January 1996. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations," for information relating to the Registrant's future distributions.

Item 6.           Selected Financial Data.

         The following represents selected financial data for the Registrant for the years ended December 31, 1995, 1994, 1993, 1992 and 1991. The data should be read in conjunction with the financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                                                     For the Year Ended December 31,
                                     1995            1994           1993           1992(1)            1991

Operating results:
  Income....................   $ 4,208,409       $ 3,863,083    $ 3,471,062    $ 3,268,085     $ 3,479,620
  Expenses.................      3,940,731         3,906,202      6,187,595      3,956,388       4,035,351
  Net loss..................   $   267,678       $   (43,119)    (2,716,533)    $ (688,303)    $  (555,731)

  Net loss allocable
  to each unit..............   $      4.55       $     (0.73)   $    (53.70)    $   (13.61)    $     (9.45)

  Cash distributions
  per unit..................   $      6.00       $      0.00    $      0.00     $      3.03     $     8.93

At year end:
Total assets.................  $15,609,384       $15,474,841    $15,747,839     $18,358,342    $19,090,350

Mortgage loan payable........  $ 8,069,734       $ 8,118,227    $ 8,162,310     $ 8,202,366    $ 8,242,756

Partners' Equity (deficit):
   General Partner...........  $    36,377       $   (39,023)   $   (38,592)    $    (7,004)    $   --

   Special Limited Partner     $   463,460       $  (497,906)   $  (491,870)    $  (491,870)    $ (490,608)

   Limited Partner/
      Unit Holders...........  $ 7,340,048       $ 7,412,475    $ 7,449,127     $10,134,072    $10,965,841


(1) The 1992 numbers in this year's financial statements have been revised from prior years' presentation to provide a more consistent presentation from year to year. Specifically, bad debt and rental concessions are now reflected as an offset to revenue rather than as an expense. There was no effect on 1991.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The  Registrant  receives  rental  income  from its  properties  and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Registrant's properties are leased to tenants who are subject to leases of up to one year.

         During the year ended December 31, 1995, rental revenue and other income from the properties, along with interest income from the Registrant's short-term investments, was sufficient to cover: (i) all operating expenses and debt service of the properties and all administrative expenses of the Registrant; as well as (ii) all capital improvements made to the properties during 1995. As of December 31, 1995 the Registrant's unrestricted cash balance had increased to $575,510 from $248,928 at the end of 1994.

         The Registrant budgeted approximately $1.5 to $2.0 million to be spent on capital improvements between 1992 and 1995. In that time period, approximately $1,885,000 has been spent on capital improvements, of which approximately $571,000 was expended in 1995. A considerable amount of capital work was performed at each property during 1995. At Season's Chase, capital improvements consisted of landscaping, balcony repairs, kitchen upgrades including new appliances and renovation of the club house. A fire occurred at Season's Chase, damaging the rental office and 16 apartment units. Restoration of the office and apartment units is nearly complete with the majority of the costs associated with the restoration and lost revenue to be covered by the property's insurance. At Sterlingwood, 1995 improvements consisted mainly of roof replacements. Capital improvements completed at Pelham Ridge and Forestbrook in 1995 included exterior repairs and painting and roof replacement. Forestbrook also underwent paving repairs in 1995. While the renovation program has been substantially completed (with the exception of Forestbrook), additional capital improvements have been identified, along with recurring capital improvements, which will be performed in 1996. Implementation of Forestbrook's capital improvement program was delayed because management did not believe the improvements would sufficiently impact revenue due to a weak local economy. Since the local economy has improved, improvements have begun at the property. In 1996, the Registrant plans to spend an additional $750,000 on capital improvements, which would include additional exterior painting and repairs at Forestbrook, exterior painting and repairs at Sterlingwood, balcony and exterior siding repairs at Seasons Chase, and paving repairs and carpet and appliance replacement at all four properties.

         It is expected that future rental revenue and other income from the Registrant's properties will continue to be sufficient to cover all administrative expenses of the Registrant and all operating expenses and debt service of the properties, as well as the capital improvement program described on pages 14-18 in the 1991 Solicitation of Consents, which description is incorporated herein by reference. As a result of the Registrant's improved operating results, the Registrant resumed making cash distributions to limited partners in April 1995. The cash distributions amounted to approximately $300,000 in the aggregate, or $6.00 per investment Unit through December 31, 1995. The Registrant intends to continue to limit cash distributions to fund the capital improvement program. However, the performance of the Registrant's properties and its distribution policy will continue to be reviewed on a quarterly basis.

         In addition, the ability of the Registrant's properties to improve operations may affect the liquidity of the Registrant. Inflation and changing economic conditions in the future could affect vacancy levels, rental payment defaults and operating expenses of the Registrant's properties, and thus, could affect the Registrant's revenue, net income and liquidity.

         As of December 31, 1995 the Registrant has $575,510 in unrestricted cash. The Registrant has invested, and expects to continue to invest, such amounts in money market instruments until required for partnership purposes. In addition, the Registrant has replacement reserves of $460,161 held by the mortgage lenders for Forestbrook and Sterlingwood Apartments. These funds are restricted under the terms of the mortgage loans for those two properties. The Registrant's total cash balance, both restricted and unrestricted, as of December 31, 1995, was therefore $1,035,671, which is expected to be sufficient to satisfy working capital requirements set forth in the Registrant's partnership agreement. The Registrant's partnership agreement requires the Registrant to retain reserves in an amount equal to at least 1% of capital contributions of unit holders.

Results of Operations

         1995 Compared to 1994: The Registrant's total revenue increased by 8.9% in 1995 to $4,208,409 from $3,863,083 in 1994, due primarily to an 8.9% increase in rental income to $3,958,054. Revenue increased at all four of the Registrant's properties, reflecting continued stabilization of the local apartment markets and the positive effects of the capital improvement programs. Average rental rates and occupancy were stable or higher at all properties. Overall, average rents for the Registrant's properties increased by 4.2%, to $444 in 1995 from $426 in 1994 and average occupancy increased to 94.0% in 1995 from 91.2% in 1994. The most significant increase in revenue occurred at Forestbrook, where average rents increased to $472 in 1995 from $453 in 1994 and average occupancy rose to 93.4% in 1995 from 87.3% in 1994.

         The Registrant's operating expenses decreased by 4.1% in 1995, to $2,170,951 in 1995 from $2,264,757 in 1994, due primarily to a decrease in repairs and maintenance expense as well as leasing expenses. Other expenses of the Registrant (including depreciation and amortization expense, interest expenses and partnership administrative expenses) increased 7.8% in 1995 to $1,769,780 from $1,641,445 in 1994 due to a 19.6% increase depreciation expense, reflecting the Registrant's on-going investment in capital improvements. The Registrant's interest expense remained relatively constant from 1994 to 1995.

         1994 Compared to 1993: The Registrant's total revenue increased by 11.3% in 1994 compared to 1993, primarily due to a 12.0% increase in rental income to $3,633,607. Revenue at all four of the Registrant's properties increased reflecting the stabilization of the local apartment markets and the effects of the Registrant's renovation programs. Average rental rates and occupancies were higher at each property. Overall, average rents for the Registrant's properties increased by 2.4%, from $416 to $426, and average occupancy increased from 84.9% in 1993 to 91.2%. The most notable improvement occurred at Forestbrook, where average rents increased from $445 per apartment unit to $453, and average occupancy improved from 77.5% in 1993 to 87.3% in 1994. Interest and other income (including revenues from laundry, vending, late fees and corporate units) increased by 1.3% to $229,476.

         The Registrant's expenses declined significantly (by 36.9%) in 1994 as a result of the investment property writedown taken in 1993. Excluding the writedown, the Registrant's expenses were 3.3% lower in 1994. Direct operating expenses increased by 4.3% to $2,264,757 as a result of a further increase in repair and maintenance costs as well as an increase in utilities and insurance. The Registrant's interest expense remained relatively constant, while depreciation and amortization expense declined by 24.3%, reflecting the writedown of the Registrant's assets taken in 1993.

         As a result of higher income and lower expenses, the Registrant's net loss decreased significantly to $43,119.

         In March  1995,  the FASB  issued  SFAS No.  121,  "Accounting  for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995, with earlier application permitted. SFAS No. 21 addresses the intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Registrant's will adopt SFAS No. 121 on January 1, 1996, as required. Adopting SFAS No. 121 is not expected to have a significant effect on the Registrant's consolidated financial statements.

Item 8.           Financial Statements and Supplementary Data.

       See the Financial Statements of the Partnership, listed in the Index on page 28, included as part of the Annual Report on Form 10-K.

              FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT


               SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

              For the years ended December 31, 1995, 1994 and 1993



                                TABLE OF CONTENTS




INDEPENDENT AUDITORS' REPORTS

FINANCIAL STATEMENTS

         BALANCE SHEETS


         STATEMENTS OF OPERATIONS


         STATEMENTS OF PARTNERS' CAPITAL


         STATEMENTS OF CASH FLOWS


         NOTES TO FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS REPORT



To the Partners and Unit Holders of
Southeastern Income Properties Limited Partnership


         We have audited the accompanying balance sheets of Southeastern Income Properties Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Southeastern Income Properties Limited Partnership for the year ended December 31, 1993 were audited by other auditors whose report, dated February 4, 1994, expressed an unqualified opinion on those statements.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeastern Income Properties Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland
January 19, 1996

                  REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners and Unit Holders of Southeastern Income
Properties Limited Partnership:


     We have audited the statements of operations and cash flows for the year ended December 31, 1993 Southeastern Income Properties Limited Partnership (the "Partnership"). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Partnership for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

/s/ COOPERS & LYBRAND L. L. P.

Boston, Massachusetts
February 4, 1994

               Southeastern Income Properties Limited Partnership

                                 BALANCE SHEETS

                           December 31, 1995 and 1994

                                                                              1995                   1994
                                                                         --------------         ---------
                                     ASSETS

Investment in rental property
    Land                                                                    $  1,817,097          $  1,817,097
    Buildings and building improvements                                       18,561,107            18,559,530
    Personal property                                                          4,002,496             3,433,316
                                                                             -----------           -----------
                                                                              24,380,700            23,809,943
    Less accumulated depreciation                                             10,242,795             9,351,107
                                                                              ----------           -----------

                                                                              14,137,905            14,458,836
                                                                              ----------            ----------

Cash and cash equivalents                                                        575,510               248,928
Tenant security deposits                                                         149,198               131,230
Loan costs, net of accumulated amortization
    of $256,897 and $213,447                                                      47,250                90,700
Other assets                                                                     699,521               545,147
                                                                            ------------          ------------

                                                                               1,471,479             1,016,005
                                                                             -----------           -----------

                                                                             $15,609,384           $15,474,841
                                                                              ==========            ==========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities applicable to investment in
  rental property
   Mortgages payable                                                        $  8,069,734          $  8,118,227

Other liabilities
   Accounts payable                                                              257,410                54,712
   Accrued interest payable                                                       66,020                66,020
   Rents received in advance                                                      18,339                18,222
   Tenant security deposits                                                      135,350               146,769
   Other liabilities                                                             222,320               195,345
                                                                            ------------          ------------

    Total liabilities                                                          8,769,173             8,599,295

Partners' Capital
    Limited partners' unit holders'
       50,000 Units authorized and outstanding at
       December 31, 1995 and 1994                                              7,340,048             7,412,475
    Special Limited Partner                                                     (463,460)             (497,906)
    General Partner                                                              (36,377)              (39,023)
                                                                           -------------         -------------

Total Partners' capital                                                        6,840,211             6,875,546
                                                                             -----------           -----------

    Total liabilities and partners' capital                                  $15,609,384           $15,474,841
                                                                              ==========            ==========

                       See notes to Financial Statements.

               Southeastern Income Properties Limited Partnership

                            STATEMENTS OF OPERATIONS

                  Years ended December 31, 1995, 1994 and 1993


                                                                  1995                 1994              1993
                                                             -------------        -------------     ---------
Income
    Rental                                                      $3,958,054            $3,633,607       $ 3,244,583
    Interest income                                                 37,152                31,325             6,922
    Other income                                                   213,203               198,151           219,557
                                                                ----------            ----------       -----------

                                                                 4,208,409             3,863,083         3,471,062
                                                                 ---------             ---------        ----------
Expenses
    Leasing                                                        100,488               157,249           179,339
    General and administrative                                     253,936               240,056           268,116
    Management Fees                                                239,654               222,248           204,496
    Utilities                                                      357,664               343,377           318,754
    Repairs & Maintenance                                          737,434               829,596           737,977
    Insurance                                                      182,122               166,966           133,033
    Taxes                                                          299,653               305,265           329,247
                                                                ----------            ----------       -----------

Total operating expenses                                         2,170,951             2,264,757         2,170,962

Other expenses
    Partnership expenses                                            59,202                79,545            50,213
    Interest expense                                               775,440               779,850           783,877
    Depreciation and amortization                                  935,138               782,050         1,032,543
    Provision for investment
     property writedown                                                 -                      -         2,150,000
Total expenses                                                    3,940,731            3,906,202          6,187,595
                                                                  ---------           ----------        -----------

Net income (loss)                                               $   267,678        $    (43,119)       $(2,716,533)
                                                                 ==========         ===========         ==========

Net income (loss) allocated to General Partner               $        2,676        $       (431)     $     (31,588)
                                                              =============     =============          ============

Net income (loss) allocated to Limited Partners'
  unit holders'                                                $    227,526        $    (36,652)       $(2,684,945)
                                                                ===========         ===========         ==========

Net income (loss) allocated to Special Limited
  Partner                                                     $      37,476       $      (6,036)$                  -
                                                               ============        ============  ===================

Net income (loss) allocated to each unit                      $          4.55     $        (.73)       $     (53.70)
                                                                                  ==============    ==============          ========

Weighted average number of units
  outstanding - Limited Partners                                     50,000               50,000             50,000
                                                               ============         ============     ==============

                       See notes to Financial Statements.

               Southeastern Income Properties Limited Partnership

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years ended December 31, 1995, 1994, and 1993



                                     Limited
                                                                   Special           Partners'           Total
                                                 General           Limited            Unit             Partners'
                                                 Partner           Partner           Holders'           Capital

Balance, December 31, 1992                       $  (7,004)        $(491,870)        $10,134,072        $9,635,198

Net loss                                           (31,588)                -          (2,684,945)       (2,716,533)
                                                   -------    --------------         -----------         ---------

Balance, December 31, 1993                         (38,592)         (491,870)          7,449,127         6,918,665

Net loss                                              (431)           (6,036)            (36,652)          (43,119)
                                                 ---------        ----------       -------------       -----------

Balance, December 31, 1994                         (39,023)         (497,906)          7,412,475         6,875,546

Partner distributions ($6.00 per unit)                 (30)           (3,030)           (299,953)         (303,013)
Net income                                           2,676            37,476             227,526           267,678
                                                 ---------         ---------        ------------        ----------

Balance, December 31, 1995                        $(36,377)        $(463,460)       $  7,340,048        $6,840,211
                                                   =======          ========         ===========         =========

                       See notes to Financial Statements.

               Southeastern Income Properties Limited Partnership

                            STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1995, 1994 and 1993



                                                                     1995                1994             1993
                                                                 ------------        ------------    ---------

Cash flows from operating activities
 Net income (loss)                                                $   267,678         $  (43,119)      $(2,716,533)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities
   Depreciation and amortization                                      935,138            782,050         1,032,543
   Provision for investment property writedown                            -                 -            2,150,000
   Increase in tenant security deposits - cash                        (17,968)           (8,328)           (35,826)
   (Increase) decrease in other assets                                (80,645)            23,618            32,313
   Increase (decrease) accounts payable                               202,698           (193,931)           88,396
   Increase (decrease) rents received in advance                          117              3,955            (5,016)
   (Decrease) Increase tenant security deposits                       (11,419)            40,927            16,981
   Increase (decrease) other liabilities                               26,975            (36,747)           45,725

    Net cash provided by operating activities                        1,322,574           568,425           608,583

Cash flows from investing activities
  Investment in rental property                                      (570,757)          (341,882)         (546,801)
  Increase in replacement reserves                                    (73,729)           (97,391)          (27,572)
                                                                  -----------          ---------       -----------

    Net cash used in investing activities                            (644,486)          (439,273)         (574,373)
                                                                   ----------          --------          ----------

Cash flows from financing activities
  Distributions to partners                                          (303,013)                 -                 -
  Payments on mortgages                                               (48,493)           (44,083)          (40,056)
                                                                  -----------          ---------       -----------

    Net cash used in financing activities                            (351,506)           (44,083)          (40,056)
                                                                                      ----------         --------- -----------

  Increase (decrease) in cash and cash equivalents                    326,582             85,059           (5,846)

  Cash and cash equivalents, beginning                                248,928            163,869           169,715
                                                                   ----------           --------        ----------

  Cash and cash equivalents, ending                               $   575,510          $ 248,928       $   163,869
                                                                   ==========           ========        ==========

Supplemental disclosure of cash flow information
  Cash paid during the year for interest                          $   775,440         $  779,850       $   783,877
                                                                   ==========         ==========       ===========

                       See notes to Financial Statements.

               Southeastern Income Properties Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993

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

   In early 1992, the Unit Holders approved certain changes in (and amendments to) the Partnership Agreement, which converted K-A SIP to a special limited partner and admitted Winthrop Southeast Limited Partnership ("WSLP") as the sole general partner, effective February 12, 1992. K-A SIP retained its current capital account and adjusted capital contribution upon its conversion to special limited partner status. Under the revised Partnership Agreement, taxable income and loss was to be allocated 85% to Unit Holders, 14% to K-A SIP and 1% to WSLP. Federal tax regulations, however, limit allocations of net losses due to considerations as provided in Internal Revenue Section 704(b). As a result, the Partnership's 1993 federal tax return reflect a reallocation of losses only to the limited partners and WSLP. The revised Partnership Agreement also provides for K-A SIP and WSLP to receive .99% and .01%, respectively, of distributable cash from operations for the five-year period commencing February 12, 1992 and .88% and .12%, respectively, thereafter, until the Unit Holders have received their preferred return. After the Unit Holders have received a noncompounded, noncumulative annual cost return on their capital contributions, as adjusted for certain capital transactions, K-A SIP and WSLP will receive 14% and 1%, respectively, of distributable cash from operations for the five-year period commencing February 12, 1992 and 12.32% and 2.68%, respectively, thereafter. Winthrop Management (Winthrop), an affiliate of WSLP, has served as the management agent for the properties since August 1, 1991.

               Southeastern Income Properties Limited Partnership

                        December 31, 1995, 1994 and 1993

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

   Replacement Reserves

   Replacement Reserves (included in other assets) are comprised of Partnership funds held by the Partnership's mortgage lenders, the use of which are limited to specific capital or other costs, which are included in other assets and total $460,161 in 1995, and $386,432 in 1994. The Partnership Agreement requires the General Partner to maintain cash and reserves in an amount equal to at least 1% of the capital contributions of the Unit Holders.

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

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Net Loss Allocated to Each Unit

   Net loss allocable to each Limited Partner's Unit is computed using the weighted average number of units outstanding in each year.

   Reclassification of Certain Revenue and Expenses

   Certain revenue and expenses in the 1993 Statement of Operations were reclassified to conform to the presentation in 1995 and 1994.

   Cash Equivalents

   For purposes of the statement of cash flows, the partnership considers all highly liquid investments consisting of a money market fund to be cash equivalents. The carrying amount as of December 31, 1995 of $465,697 approximates fair value because of the short maturity of this instrument.

               Southeastern Income Properties Limited Partnership

                        December 31, 1995, 1994 and 1993

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   Recent Accounting Statements Not Yet Adopted

   In March, 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Live Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995, with earlier application permitted. SFAS No. 121 addresses the accounting for long-lived assets and certain identifiable intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The partnership will adopt SFAS No. 121 on January 1, 1996, as required. Adopting SFAS No. 121 is not expected to have a significant effect on the partnership's financial statements.

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

NOTE C - MORTGAGES PAYABLE

   During 1989, the partnership financed Forestbrook by obtaining a $5,726,600 mortgage. The existing mortgage with a balance of $5,564,046 at December 31, 1995 and $5,598,280 at December 31, 1994 is collateralized by the apartment community in Charlotte, North Carolina and is payable in monthly installments totalling $47,050 of principal and interest at 9.50% per annum through January 1, 1997. The unpaid principal balance and interest is due and payable in full on January 1, 1997. Prepayment during the initial five years of the loan term carries a penalty based upon the yield rate on a 7.75% U.S. Treasury security due February, 1995. Prepayment after five years carries a penalty of 1% of the outstanding loan balance.

   During 1990, the partnership financed Sterlingwood by obtaining a $2,570,900 mortgage. The existing mortgage with a balance of $2,505,688 at December 31, 1995 and $2,519,947 at December 31, 1994 is collateralized by the apartment community in Roanoke, Virginia and is payable in monthly installments totalling $21,611 of principal and interest at 9.75% per annum through April 1, 1997. The unpaid principal balance, in the amount of $8,012,216, and interest is due and payable in full on April 1, 1997. Prepayment during the initial five years of the loan term carries a penalty based upon the yield rate on a 7.75% U.S. Treasury Security due February 1995. Prepayment after five years carries a penalty of 1% of the outstanding loan balance.

               Southeastern Income Properties Limited Partnership

                        December 31, 1995, 1994 and 1993



NOTE C - MORTGAGES PAYABLE (Continued)

   Based on the interest rates of loans with similar maturities currently available to the partnership, the estimated fair value of the mortgages payable is $8,228,482.

   The liability of the partnership under the mortgages is limited to the underlying value of the real estate collateral, plus other amounts deposited with the lender.

   Aggregate maturities of the mortgage notes payable for the years following December 31, 1995 are as follows:

        1996                                   $     53,345
        1997                                      8,016,389

NOTE D - RELATED-PARTY TRANSACTIONS

     The Partnership has incurred management fees, accounting fees and investor servicing fees resulting from transactions with WSLP and Winthrop Management. The investor servicing fees for 1993, 1994 and part of 1995 were paid to First Winthrop Corporation.

                                              1995                       1994                      1993
                                           ----------                 ----------               --------

      Management                             $204,246                   $185,061                  $169,728

      Investor servicing                       35,408                     37,187                    34,768

      Accounting                               21,000                     24,990                    24,990
                                             --------                   --------                  --------

                                             $260,654                   $247,238                  $229,486
                                              =======                    =======                   =======


   After the approval of the amendments to the  Partnership  Agreement (see Note
   A), the Partnership entered into new management agreements with Winthrop which provide for a management fee of 5% of gross revenues, as defined. The accounting fees are included in general and administrative expenses and investor servicing fees are included in management fees on the Statements of Operations.

               Southeastern Income Properties Limited Partnership

                        December 31, 1995, 1994 and 1993


NOTE E - INCOME TAXES AND PARTNERS' CAPITAL

   The following is a reconciliation of the net loss and partners' capital for financial statement purposes with the net loss and partners' capital for income tax purposes:

                                               1995                       1994                      1993
- ---------------------------------------------------------------------------------------------------------------------------


Net income (loss) for
financial statement
purposes                                     $267,678                 $  (43,119)              $(2,716,533)

Excess of tax
depreciation
over depreciation
for book purposes                             (98,855)                  (337,038)                 (104,291)

Provision for investment
property writedown
deducted for book
purpose but not
deductible for federal
tax purposes                                        -                          -                 2,150,000

Other                                             117                      3,956                      (813)
                                           ----------                -----------            --------------

     Income (loss) for
     federal income
     tax purposes                            $168,940                  $(376,201)             $   (671,637)
                                              =======                   ========               ===========



Partners' capital
for financial statement
purposes                                   $6,840,211                $6,875,546                 $6,918,665

Cumulative effect of
     Depreciation for
     federal income tax
     purposes in excess of
     depreciation for book
     purposes                              (2,651,020)                (2,552,165)               (2,215,127)


     Provision for   investment property
     writedown deducted   for book
     purposes and not deductible
     for tax purposes                       2,150,000                 2,150,000                  2,150,000

     Other                                     18,384                    18,267                     14,312

Write-off of loan costs deductible
for federal income tax purposes and not
deductible for book
purposes                                     (120,253)                  (120,253)                 (120,253)

Syndication costs not deductible for
tax purposes                                2,250,000                 2,250,000                  2,250,000

Recapitalization of Partnership
for generally accepted accounting
principles and not included for
federal income tax purposes                  (396,817)                  (396,817)                 (396,817)
                                           ----------                 ----------                ----------

     Partners'  capital for  federal
     Income tax purposes                   $8,090,505                 $8,224,578                $8,600,780
                                            =========                  =========                 =========

   In  addition,  the  difference  between  investment  rental  property for tax purposes and financial statement purposes for 1995 and 1994 is as follows:
                                                                       1995                      1994
                                                                  --------------            ---------

Investment in rental property                                        $14,137,905               $14,458,836

Investment in rental property - tax property                          13,125,284                13,545,070
                                                                                                ----------         ----------
                                                                   $   1,012,621             $     913,766
                                                                    ============              ============

NOTE F - INVESTMENT PROPERTY WRITEDOWN

   Annually, management of the Partnership reviews the carrying value of properties in order to determine if an impairment to the asset value has occurred. Properties are then written down to management's estimate of net realizable value if necessary. For the year ended December 31, 1993, a provision for investment property writedown of $1,350,000 for Seasons Chase and $800,000 for Pelham Ridge was recorded. The reserve is reflected as a component of accumulated depreciation in the accompanying balance sheets.

NOTE G - CONCENTRATION OF CREDIT RISK

   At December 31, 1995, the partnership has cash in the amount of $460,161 held by the mortgage lenders. The account is insured by the Federal Deposit Insurance Corporation up to $100,000. The uninsured portion of this balance at December 31, 1995 is $360,161.

               Southeastern Income Properties Limited Partnership

                        December 31, 1995, 1994 and 1993

SCHEDULE

INVESTMENT IN RENTAL PROPERTY

- -----------------------------------------------------------------------------------------------------------------


                                         Initial Cost
                                      to the Partnership     Improvements
                      Number                     Buildings    Capitalized
                       of                           and        Subsequent               Buildings and
Description        Encumbrances      Land      Improvements   Acquisition         Land  Improvements        Total
- -----------------------------------------------------------------------------------------------------------------
Sterlingwood         First Deed
Roanoke, VA            of Trust   $ 352,825      $4,379,369     $ 184,245     $352,825   $ 4,563,614    $4,916,439

Forestbrook          First Deed
Charlotte, NC          of Trust     418,145       6,326,905     1,055,682       418,145    7,382,587     7,800,732

Seasons Chase
Greensboro, NC             None     438,505       4,422,399       975,977       438,505    5,398,376     5,836,881

Pelham Ridge
Greenville, SC             None     607,622       3,647,331       659,056       607,622    4,306,387     4,914,009
- ------------------------------------------------------------------------------------------------------------------


                                   $1,817,097   $18,776,004    $2,874,960    $1,817,097  $21,650,964   $23,468,061

- ------------------------------------------------------------------------------------------------------------------
                                                              Life on which
                 Accumulated    Date or           Date        Depreciation
Description      Depreciation   Construction      Acquired    is computed(1)
- ------------------------------------------------------------------------------------------------------------------
Sterlingwood                                                  30 years for buildings;
Roanoke, VA        $1,351,197   Completed 1973    11/27/85     5 years for other

Forestbrook                                                   30 Years for buildings;
Charlotte, NC       2,415,110   Completed 1974    08/28/86     5 years for other

Seasons Chase                                                 30 years for buildings;
Greensboro, NC      1,584,098   Completed 1973    08/18/87     5 years for other

Pelham Ridge                                                  30 years for buildings;
Greenville, SC      1,112,101   Completed 1973    08/22/88     5 years for other
- -------------------------------------------------------------------------------------
                   $8,612,506
- -------------------------------------------------------------------------------------



(1) Depreciation of buildings for federal income tax purposes is determined over the following useful lives: Sterlingwood - 19 years;
    Forestbrook - 19 years; Seasons Chase - 27.5 years; and
    Pelham Ridge - 27.5 years.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Effective November 21, 1994, the Registrant dismissed its former independent auditors, Coopers & Lybrand, for economic reasons and retained as its new independent auditors, Reznick, Fedder & Silverman. The Independent Auditor's Report for the calendar year ended 1993 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change independent auditors was approved by the Registrant's Managing General Partner. During the calendar year 1993 and through November 21, 1994, there were no disagreements between the Registrant and the former accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

         Effective November 21, 1994, the Registrant engaged Reznick, Fedder & Silverman as its independent auditors. The Registrant did not consult Reznick, Fedder & Silverman regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K prior to November 21, 1994.

                                                     PART III

Item 10.          Directors and Executive Officers of the Registrant.

         (a) and (b) Identification of Directors and Executive
Officers.

         The Registrant has no officers or directors. The Managing General Partner manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 1996, the names of the directors and executive officers of Eight Winthrop, the general partner of the Managing General Partner, and the position held by each of them, are as follows:

                                             Has served as a
                                             Director and/or
                                             Officer of the Managing
   Name                  Positions Held      General Partner since

   Michael L. Ashner     Chief Executive     January 1996
                          Officer and
                          Director

   Ronald Kravit         Director            July 1995

   W. Edward Scheetz     Director            July 1995

   Richard J. McCready   Chief Operating     July 1995
                          Officer and
                          President

   Jeffrey Furber        Executive Vice      January 1996
                          President
                          and Clerk

   Anthony R. Page       Chief Financial     August 1995
                          Officer,
                          Vice President
                          and Treasurer

   Peter Braverman       Senior Vice         January 1996
                          President

         Each director and officer of Eight Winthrop will hold office until the next annual meeting of the stockholders of Eight Winthrop and until his successor is elected and qualified.

         (c)      Identification of Certain Significant Employees.  None.

         (d)      Family Relationships.   None.

         (e) Business Experience. Eight Winthrop was incorporated in Delaware in August 1991. The background and experience of the executive officers and directors of Eight Winthrop, described above in Items 10(a) and (b), are as follows:

         Michael L. Ashner, age 44, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         W. Edward Scheetz, age 31, has been a Director of WFA since July 1995. Mr. Scheetz was a director of NPI from October 1994 until January 1996. Since May 1993, Mr. Scheetz has been a limited partner of Apollo Real Estate Advisors, L.P. ("Apollo"), the managing general partner of Apollo Real Estate Investment Fund, L.P., a private investment fund. Mr. Scheetz has also served as a Director of Roland International, Inc., a real estate investment company since January 1994, and as a Director of Capital Apartment Properties, Inc., a multi-family residential real estate investment trust, since January 1994. From 1989 to May 1993, Mr. Scheetz was a principal of Trammel Crow Ventures, a national real estate investment firm.

     Ronald Kravit, age 39, has been a Director of WFA since July 1995. Mr. Kravit has been associated with Apollo since August 1995. From October 1993 to August 1995, Mr. Kravit was a Senior Vice President with G. Soros Realty Advisors/Reichman International. Mr. Kravit was a Vice President and Chief Financial Officer of MAXXAM Property Company from July 1991 to October 1993.

     Richard J. McCready, age 37, is the Chief Operating Officer of WFA and its subsidiaries. Mr. McCready previously served as a Managing Director, Vice President and Clerk of WFA and a Director, Vice President and Clerk of the Managing General Partner and all other subsidiaries of WFA. Mr. McCready joined the Winthrop organization in 1990

         Jeffrey Furber, age 36, has been the Executive Vice President of WFA and the President of Winthrop Management since January 1996. Mr. Furber served as a Managing Director of WFA from January 1991 to December 1995 and as a Vice President from June 1984 until December 1990.

     Anthony R. Page, age 32, has been the Chief Financial Officer for WFA since August 1995. From July 1994 to August 1995, Mr. Page was a Vice President with Victor Capital Group, L.P. and from 1990 to June 1994, Mr. Page was a Managing Director with Principal Venture Group. Victor Capital and Principal Venture are investment banks emphasizing on real estate securities, mergers and acquisitions.

         Peter Braverman, age 44, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr.
Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

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

         (f)      Involvement in Certain Legal Proceedings.   None.


Item 11.          Executive Compensation.

         The Registrant is not required to and did not pay any compensation to the officers or directors of Eight Winthrop. Eight Winthrop does not presently pay any compensation to any of its officers and directors (See "Item 13, Certain Relationships and Related Transactions").


Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.

      (a)         Security Ownership of Certain Beneficial Owners.

         No person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding Units as of March 15, 1996. Under the Registrant's partnership agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

         (b)      Security Ownership of Management.

         As of March 15, 1996, no officers, directors or partners of WFA, WSLP or Eight Winthrop own any Units of the Registrant.

         (c)      Changes in Control.

         As of March 15, 1996, there exists no arrangement known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant, other than the following:

         In connection with the withdrawal of the Original General Partner and the substitution of WSLP as the Managing General Partner, WSLP entered into certain loan arrangements with ISB, including the pledge of its general partnership interest. (See the 1991 Solicitation of Consents which is hereby incorporated by reference, and "Item 3, Legal Proceedings.") In the event the RTC Loan Trust, successor in interest to ISB, was successful in enforcing its remedies under the security agreement, the RTC Loan Trust may claim an interest in the general partnership interest of the Registrant. WSLP disputes the validity of the security interest, and would vigorously defend any action, and raise, among other meritorious defenses, the fact that the transfer of the general partnership interest requires the consent of a majority of Unit holders.

                  In connection with its acquisition of control of Linnaeus, Londonderry II issued NACC a $22 million non-recourse purchase money note due 1998 (the "Purchase Money Note"), as set forth in a loan agreement, dated as of July 14, 1995, by and between NACC and Londonderry II. Initial security for the Purchase Money Note includes, among other things, the partnership interests in W.L. Realty acquired by Londonderry II and the W.L. Realty partnership interest in Linnaeus. Accordingly, if Londonderry II does not satisfy its obligations under the Purchase Money Note, NACC would have the right to foreclose upon this security and, as a result, would gain control of the Registrant.

     Item 13. Certain Relationships and Related Transactions.

         Under the Registrant's partnership agreement, the Managing General Partner and its affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Registrant.

         The following tables sets forth the amounts of the fees, commissions and cash distributions which the Registrant paid to or accrued for the account of the Managing General Partner and its affiliates for the years ended December 31, 1995, 1994 and 1993:

Recipient                          Type of Compensation                            1995              1994               1993
WSLP                               Cash Distribution (1)                        $     30          $      0           $      0
Winthrop Management                Property Management Fee (2)                   204,246           185,061            169,728
First Winthrop Corp.               Investor Servicing Fee (3)                     35,408            37,187             34,768
Winthrop Management                Accounting Services Fee (4)                    21,000            24,990             24,990

    TOTAL:                                                                      $260,654          $247,238           $229,486

- ---------------

(1) Equal to .01% of cash flow distributed to all partners of the Registrant.
(2) Equal to 5.0% of gross collected revenues of the Registrant's properties.
(3) Equal to 1.0% of gross collected revenues of the Registrant's properties.
(4) Equal to $2.50 per apartment unit per month.

                                                      PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K.

         (a) The following documents are filed as part of this report:

                  1. Financial Statements - See Index to Financial Statements in Item 8.

                  2. Financial Statement Schedules - See Index to Financial Statement Schedule filed pursuant to Item 14(a)(2) in "Item 8, Financial Statements and Supplementary Data." Financial statement schedules not included in "Item 8" have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in the financial statements.

                  3. Exhibits - The Exhibits listed in the accompanying Index to Exhibits are filed as part of this Annual Report.

         (b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter covered by this report.

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

                             SOUTHEASTERN INCOME PROPERTIES
                             LIMITED PARTNERSHIP

                             By:  Winthrop Southeastern Limited
                                  Partnership,
                                  Its General Partner

                                  By:  Eight Winthrop
                                       Properties, Inc.,
                                       Its General Partner

                                       By: /s/ Michael L. Ashner
                                          Michael L. Ashner
                                          Chief Executive Officer

                                       Date:  March 29, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name          Title                     Date

/s/ Michael L. Ashner   Chief Executive           March 29, 1996
- ---------------------
Michael L. Ashner        Officer and Director


/s/ Ronald Kravit       Director                  March 29, 1996
Ronald Kravit


/s/ Anthony R. Page     Chief Financial Officer   March 29, 1996
Anthony R. Page

                                                 Index to Exhibits

Exhibit
Number            Document

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

2.5 Supplemental Agreement by and between WSLP and ISB dated as of August 8, 1991 and effective as of August 16, 1991. (Exhibit 2.5)(8)

3.1 Amended and Restated Certificate and Agreement of Limited Partnership of Southeastern Income Properties Limited Partnership. (Exhibit 4.1)(1)

3.2 First Amendment to Amended and Restated Certificate and Agreement of Limited Partnership of Southeastern Income Properties Limited Partnership dated as of February 17, 1987. (Exhibit 4.2)(1)

                  3.3 Second Amendment to Amended and Restated Certificate and Agreement of Limited Partnership of Southeastern
                  Income Properties Limited Partnership dated as of March
                  16, 1987.  (Exhibit 4.3)(1)

3.4 Third Amendment to Amended and Restated Certificate and Agreement of Limited Partnership of Southeastern Income Properties Limited Partnership dated as of April 30, 1987. (Exhibit 4.4)(1)

3.5 Fourth Amendment to Amended and Restated Certificate and Agreement of Limited Partnership of Southeastern Income Properties Limited Partnership dated as of May 28, 1987. (Exhibit 4.1)(2)

3.6 Fifth Amendment to Amended and Restated Certificate and Agreement of Limited Partnership of Southeastern Income Properties Limited Partnership dated as of June 29, 1987. (Exhibit 4.2)(2)

3.7 Sixth Amendment to Amended and Restated Certificate and Agreement of Limited Partnership of Southeastern Income Properties Limited Partnership dated as of February 12, 1992. (Exhibit 3.7)(9)

3.8               Articles of Incorporation of SIP Assignor Corporation.
                  (Exhibit 3.6)(3)

3.9               Bylaws of SIP Assignor Corporation.  (Exhibit 3.7)(3)

10.1 Apartment Management Agreement (for the Sterlingwood Apartments). (Exhibit 28.1)(1)

10.2 Apartment Management Agreement (for the Forestbrook Apartments). (Exhibit 28.2)(1)

10.3 Apartment Management Agreement (for the Seasons Chase Apartments). (Exhibit 10.5)(4)

10.4 Apartment Management Agreement (for the Pelham Ridge Apartments). (Exhibit 10.4)(5)

10.5 Apartment Management Agreement, dated February 12, 1992 between the Registrant and Winthrop Management (for Pelham Ridge Apartments). (Exhibit 10.5) (9)

10.6 Apartment Management Agreement, dated February 12, 1992 between the Registrant and Winthrop Management (for Forestbrook Apartments). (Exhibit 10.6)(9)

10.7 Apartment Management Agreement, dated February 12, 1992 between the Registrant and Winthrop Management (for Seasons Chase Apartments). (Exhibit 10.7) (9)

10.8 Apartment Management Agreement, dated February 12, 1992 between the Registrant and Winthrop Management (for Sterlingwood Apartments). (Exhibit 10.8) (9)

10.9 Property Acquisition Agreement between Southeastern Income Properties Limited Partnership and Knight Austin Corporation. (Exhibit 28.3)(1)

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

10.12 Novation to Rent Guarantee and Escrow Agreement for the Seasons Chase Apartments. (Exhibit 19.3)(6)

10.13             Rent Guarantee Agreement for the Pelham Ridge
                  Apartments.  (Exhibit 10.3)(5)

10.14             Repair Supervisory Contract.  (Exhibit 10.10)(7)

10.15             Supervisory Insurance Adjustment Contract.  (Exhibit
                  10.11)(7)

10.16             Mortgage Brokerage and Consulting Agreement.  (Exhibit
                  10.12)(7)
- ------------------------

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