Form 10QSB
period 1996-03-31
SOUTHEASTERN INCOME PROP LP
filed 1996-05-15
CIK 802969

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended March 31, 1996     Commission File Number n-nnnnn



                Southeastern Income Properties Limited Partnership (Exact name of small business issuer as specified in its charter)



        Virginia                               54-1350850
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization


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

                                    YES X      NO

BALANCE SHEETS
- -------------------------------------------------------------------------------------------------------------------



                                                                               March 31,        December 31,
                                                                                 1996               1995
                                                                             (Unaudited)          (Audited)
- -------------------------------------------------------------------------------------------------------------------


                                                      ASSETS

Investment in rental property
   Land                                                                    $  1,817,097       $  1,817,097
   Buildings and building improvements                                       18,561,107         18,561,107
   Personal property                                                          4,074,505          4,002,496
                                                                           ------------       ------------
                                                                             24,452,709         24,380,700

   Less accumulated depreciation                                             10,461,478         10,242,795
                                                                           ------------       ------------
                                                                             13,991,231         14,137,905

   Cash                                                                         137,713            575,510
   Tenant security deposits                                                     175,231            149,198
   Loan costs, net of accumulated amortization
     of $267,760 and $256,897                                                    36,387             47,250
   Other assets                                                                 748,180            699,521
                                                                           ------------       ------------
                                                                              1,097,511          1,471,479
                                                                           ------------       ------------
                                                                           $ 15,088,742       $ 15,609,384
                                                                           ============       ============

                                         LIABILITIES AND PARTNERS' CAPITAL

Liabilities applicable to investment in rental property
   Mortgages payable                                                       $ 8,056,871         $ 8,069,734
Other liabilities
   Accounts payable                                                             60,325             257,410
   Accrued interest payable                                                     66,020              66,020
   Rents received in advance                                                    10,580              18,339
   Tenant security deposits                                                    135,733             135,350
   Other liabilities                                                           181,887             222,320
                                                                           -----------           ---------
Total liabilities                                                            8,511,416           8,769,173

Partners' Capital
   Limited Partners unit holders' 50,000 Units
   authorized and outstanding                                                7,116,581           7,340,048
   Special Limited Partner                                                     (500,260)           (463,460)
   General Partner                                                              (38,995)            (36,377)
                                                                            -----------         -----------
   Total Partners' Capital                                                   6,577,326           6,840,211
                                                                           -----------          ----------
Total liabilities and partners' capital                                    $15,088,742          15,609,384
                                                                           ===========          ==========

                                        See notes to Financial Statements.

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS


- -------------------------------------------------------------------------------------------------------------------


Three Months Ended March 31, 1996 and 1995
(Unaudited)                                                                     1996                 1995
- -------------------------------------------------------------------------------------------------------------------


Income
   Rental                                                                  $   966,510         $   957,162
   Interest income                                                               5,242              1, 529
   Other income                                                                 51,258              54,210
                                                                           -----------         -----------
                                                                             1,023,010           1,012,901
                                                                            ----------          ----------


Expenses
   Leasing                                                                      30,006              27,618
   General and administrative                                                   78,767              63,701
   Management fees                                                              59,820              58,637
   Utilities                                                                   117,886             109,968
   Repairs and maintenance                                                     278,914             166,045
   Insurance                                                                    41,921              43,800
   Taxes                                                                        85,657              79,013
                                                                           -----------         -----------
Total operating expenses                                                       692,971             548,782
                                                                           -----------         -----------

Other expenses
   Partnership expenses                                                         18,773              29,317
   Interest expense                                                            193,120             194,290
   Depreciation and amortization                                               229,546             205,037
                                                                           -----------         -----------

Total expenses                                                               1,134,410             977,426
                                                                           -----------         -----------

Net income (loss)                                                           $ (111,400)       $     35,475
                                                                             ===========      ============

Net income (loss) allocated to General Partner                              $   (1,114)     $          354
                                                                            ==========      ==============

Net income (loss) allocated to Limited Partner unit holders'               $    (94,690)    $       30,154
                                                                          =============        ===========

Net income (loss) allocated to Special Limited Partner                      $   (15,596)    $        4,967
                                                                           ============     ==============

Net income (loss) allocated to each unit                                     $    (1.89)   $          .60
                                                                            ===========    ================

                                        See notes to Financial Statements.

STATEMENTS OF CASH FLOWS

- -------------------------------------------------------------------------------------------------------------------


For the Three Months Ended
March 31, 1996 and 1995 (Unaudited)                                                 1996            1995
- -------------------------------------------------------------------------------------------------------------------



Cash flow from operating activities:

Net Income  (loss)                                                            $(111,400)         $  35,475
   Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
   Depreciation and amortization                                                229,546             205,037
        Changes in assets and liabilities:
        Increase in security deposits cash                                      (26,033)             (7,119)
        Increase in other assets                                                (48,659)            (42,227)
        (Decrease) increase in accounts payable                                (197,085)              2,103
        Decrease in prepaid rent                                                 (7,759)             (4,136)
        Increase (decrease) in tenant security deposits                             383             (17,013)
        Decrease in other liabilities                                           (40,433)            (55,661)
                                                                             ----------          ----------

        Net cash provided by (used in) operating activities                    (201,440)           116,459
                                                                           ------------         ----------

Cash flow from investing activities:
  Additions to buildings and improvements                                       (72,009)          (44,077)
                                                                             ----------        ----------

          Net cash used in investing activities                                 (72,009)          (44,077)
                                                                             ----------        ----------

Cash flow from financing activities:
   Principal payments on mortgage note                                          (12,863)            (11,693)
   Cash distributions paid to partners                                         (151,485)                  -
                                                                            -----------             ---------

        Net cash used in financing activities                                  (164,348)            (11,693)
                                                                              ----------          ----------

Net increase (decrease) in cash                                                (437,797)            60,689

Cash, beginning of period                                                       575,510             248,928
                                                                             ----------          ----------

Cash, end of period                                                          $  137,713          $  309,617
                                                                             ==========          ==========

Supplemental disclosure of cash flow information
Cash paid for interest                                                       $  193,120          $  194,290
                                                                             ==========          ==========

                                        See notes to Financial Statements.


STATEMENTS OF CHANGES IN PARTNERS' CAPITAL


- ------------------------------------------------------------------------------------------------------------------------------------


                                                      Units of
For the Three Months Ended                             Limited                            Special           Limited
March 31, 1996 and 1995                             Partnership           General           Limited         Partner/
(Unaudited)                                           Interest           Partner          Partner Unitholder
   Total
- ------------------------------------------------------------------------------------------------------------------------------------



Balance, December 31, 1995                              50,000        $ (36,377)       $(463,460) $ 7,340,048   6,840,211
Net loss                                                     -           (1,114)         (15,596)     (94,690)   (111,400)
  (111,400)                                                  -           (1,504)         (21,204)    (128,777)   (151,485)
                                                  ------------       -----------     ------------   ----------   ---------
Balance, March 31, 1996                                 50,000        $ (38,995)      $ (500,260) $ 7,116,581   6,527,326


Balance, December 31, 1995                              50,000       $  (39,023)     $  (497,906) $7,412,475   $6,875,546
Net income                                                -                345             4,967      30,154       35,466
                                                      --------      ----------       -----------  ----------
Balance, March 31, 1995                                 50,000       $  (38,678)      $ (492,939) $7,442,629   $6,911,012





                                        See notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
(Unaudited)

1.      ACCOUNTING AND FINANCIAL REPORT POLICIES

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

        The accompanying consolidated financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1996.


2.      TAXABLE INCOME

        The Partnership's results of operations on a tax basis are expected to differ from the net income for financial reporting purposes primarily due to the accounting differences in the recognition of depreciation and amortization.


3.      RELATED PARTY TRANSACTIONS

        Property management fees paid or accrued by the Partnership to Winthrop Management, an affiliate of the General Partners, totaled $59,820 during the three months ended March 31, 1996. On March 15, 1996 the Partnership terminated Winthrop Management as the managing agent effective March 18, 1996 and appointed an unaffiliated third party to assume management of the properties.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

The Partnership receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Partnership's properties are leased to tenants who are subject to leases of up to one year.

During the quarter ended March 31, 1996, rental revenue and other income from the properties, along with interest income from the Partnership's short-term investments, was insufficient to cover: (i) all operating expenses and debt service of the properties and all administrative expenses of the Partnership; and (ii) all capital improvements made to the properties during 1995. As of March 31, 1995 the Partnership's unrestricted cash balance had decreased to $137,713 from $575,510 at the December 31, 1995. The Partnership Agreement requires the Partnership to retain reserves in an amount equal to at least 1% of the Capital Contributions of the unit holders.

In 1996, the Partnership plans to spend an additional $750,000 on capital improvements, which would include additional exterior painting and repairs at Forestbrook, exterior painting and repairs at Sterlingwood, balcony and exterior siding repairs at Seasons Chase, and paving repairs and carpet and appliance replacement at all four properties.

It is expected that future rental revenue and other income from the Partnership's properties will be sufficient to cover all administrative expenses of the Partnership and all operating expenses and debt service of the properties. The Partnership intends to continue to limit cash distributions to replenish reserves and to fund the capital improvement program. However, the performance of the Partnership's properties and its distribution policy will continue to be reviewed on a quarterly basis.

In addition, the ability of the Partnership's properties to improve operations may affect the liquidity of the Partnership. Inflation and changing economic conditions in the future could affect vacancy levels, rental payment defaults and operating expenses of the Partnership's revenue, net income and liquidity.

The markets in which the properties are located, which had softened as a result of general economic conditions and difficulties in the real estate industry, have stabilized, and in some instances have started to show signs of recovery. In general, the age of the properties and the fact that capital improvements and ordinary maintenance were deferred by prior management had reduced the properties' competitiveness within their markets. In 1992, Winthrop Management commenced a capital improvement program at each of the properties, which was estimated to cost approximately $1.5 to $2.0 million over an approximately four-year period. From 1992 through 1995, the Partnership spent $1,885,000 on capital improvements.

With respect to the capital improvement program $72,009 and $44,007 was spent on capital improvements funded from operations for the three months ending March 31, 1996 and 1995, respectively. At two of the Partnership's four properties (Forestbrook and Sterlingwood Apartments) a portion of the capital improvement program is funded by replacement reserves held by the mortgage lenders, with the balance being funded by from operations. The balance of these replacement reserves was $477,134 at March 31, 1996. Capital improvements at the remaining two properties (Pelham Ridge and Seasons Chase Apartments) are funded entirely from operations.

RESULTS OF OPERATIONS

Net loss for the three months ended March 31, 1996 was $111,400 as compared to net income of $35,475 for the three months ended March 31, 1995. Total income increased only 1%, primarily as a result of a 1% increase in rental income for the first quarter of 1996 when compared to the first quarter of 1995. Average rents at the properties have increased 5.2% since the first quarter of 1995 while average occupancy has decreased from 92.9% to 89.7%. Sterlingwood experienced a slight increase in occupancy from 89.1% to 90.8% due to new leasing personnel and strong marketing programs. Decreases in occupancy have been significant at Forestbrook from 93.7% to 91.8%, Pelham Ridge from 94% to 89.4%, and Seasons Chase from 93.5% to 87.4%. Unfortunately, all three properties had many non-renewals due to rental increases and unqualified applicants. Pelham Ridge requires exterior work done to the property. The buildings need to be painted and the pool/clubhouse is in a state of disrepair. A fire in September 1995 has left Season's Chase with 13 units down. These units are expected to be ready for rent during the second quarter of 1996.

Interest income and other income remained relatively stable, increasing 1.3% from $55,739 at March 31, 1995 to $56,500 at March 31, 1996.

Direct operating costs of the Partnership's properties increased from $548,782 to $692,971 or approximately 26% when compared to the first quarter of 1995. The increase was primarily as a result of increased utility and repairs and maintenance expenses. The higher utility costs were the result of increased water and gas charges primarily at Season's Chase Repairs and Maintenance expense increase was a result of the fire damage at Season Chase of approximately $85,000. Debt service interest and amortization expenses remained stable, while depreciation expense of the Partnership increased as a result of capital spending in 1996.

The results of operations in future quarters may differ from those for the quarter ended March 31, 1996, due to inflation and changing economic conditions which could affect vacancy levels, rental rates and operating expenses.

PART II                                      - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

Except as disclosed below, the Partnership is not a party, nor are any of its properties subject, to any material pending legal proceedings.

RTC Commercial Loan Trust 1995 - NP1A, a Delaware business trust, Plaintiff v. Winthrop Management, a Massachusetts general partnership, Defendant, United States District Court for the Eastern District of Virginia; Case No. 3:96CV177.

On April 15, 1996, the United States District Court for the Eastern District of Virginia granted defendant's motion to dismiss without predjudice the plaintiff and vacate the court's March 20th order to appoint a receiver due to a lack of diversity jurisdiction.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

No Report on Form 8-K was required to be filed during the period.

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

                           SOUTHEASTERN INCOME PROPERTIES
                           LIMITED PARTNERSHIP

                           By: Winthrop Southeastern Limited Partnership
                               Its General Partner


                           By:  Eight Winthrop Properties, Inc.
                                Its General Partner



                                By: /s/ Michael L. Ashner
                                        Michael L. Ashner
                                        Chief Executive Officer

                                By: /s/ Edward V. Williams
                                        Edward V. Williams
                                        Chief Financial Officer

Dated: May 13, 1996