Form 10QSB
period 1996-09-30
SOUTHEASTERN INCOME PROP LP
filed 1996-11-14
CIK 802969

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              FORM 10QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended September 30, 1996     Commission File Number 0-16848



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

                                    YES X      NO

PART I - FINANCIAL INFORMATION
STATEMENTS OF OPERATIONS


                                                  Three Months Ended   Three Months Ended    Nine Months Ended    Nine Months Ended
                                                  September 30, 1996   September 30, 1995    September 30, 1996   September 30, 1995
                                                        (Unaudited)          (Unaudited)           (Unaudited)          (Unaudited)

    Income
         Rental                                  $          988,985   $          987,522    $        2,949,869   $        2,937,126
         Interest Income                                      1,760                6,115                 8,287               13,325
        Other Income                                         64,553               53,689               170,062              158,844
                                                          1,055,298            1,047,326             3,128,218            3,109,295

    Expenses
         Leasing                                             35,323               26,998                80,780               80,676
         General and administrative                          86,121               64,489               246,419              196,243
         Management Fees                                     77,321               52,373               183,658              179,646
         Utilities                                           99,865               88,356               320,838              267,448
         Repairs and Maintenance                            269,838              213,545               762,910              577,335
         Insurance                                           46,489               45,296               118,174              133,713
         Taxes                                              103,312               74,364               243,349              225,892
    Total operating expenses                                718,269              565,421             1,956,128            1,660,953

    Other Expenses
         Partnership Expenses                                36,326               17,611               115,627               45,002
         Interest Expense                                   190,599              193,719               576,481              582,017
         Depreciation and amortization                      242,199              205,930               719,613              620,840
    Total expenses                                        1,187,393              982,681             3,367,849            2,908,812

    Net income (loss)                            $        (132,095)   $           64,645    $        (239,631)   $          200,483


    Net income (loss) allocated                  $          (1,320)   $              645    $          (2,396)   $            2,006
    to General Partners

    Net income (loss) allocated to               $        (130,775)   $           54,948    $        (237,235)   $          170,410
    Limited Partner Unit Holders

    Net income (loss) allocated to               $                0   $            9,050    $                0   $           28,067
    Special Limited Partner

    Net income (loss) allocated
    to each unit                                 $            (2.61)     $          1.10    $           (4.74)   $             3.41


                        See Notes to Financial Statements


BALANCE SHEETS


                                                      September 30, 1996                  December 31, 1995
                                                          (Unaudited)                             (Audited)


                                              ASSETS

    Investment in rental property
         Land                                        $        1,817,097                $          1,817,097
         Buildings and building improvements                 18,561,107                          18,561,107
         Personal Property                                    4,246,665                           4,002,496
                                                             24,624,869                          24,380,700

    Less Accumulated depreciation                            10,918,958                          10,242,795
                                                             13,705,911                          14,137,905




    Cash and cash equivalents                                   283,979                             575,510
    Tenant security deposits                                    132,206                             149,198
    Loan costs, net of accumulated amortization
    of  $300,347 and $256,897                                     3,800                              47,250
    Other assets                                                933,456                             699,521
                                                              1,353,441                           1,471,479
                                                     $       15,059,352                $         15,609,384

                                    LIABILITIES AND PARTNERS' CAPITAL



    Liabilities Applicable to investment
    in rental property
         Mortgages payable                           $        8,030,156                $          8,069,734
    Other liabilities
          Accounts Payable                                       81,439                             257,410
          Accrued interest payable                               64,127                              66,020
          Tenant security deposits                              130,372                             135,350
          Other liabilities                                     304,163                             240,659
    Total Liabilities                                         8,610,257                           8,769,173

    Partner's Capital
           Limited Partners' unit holders' 50,000 Units
           authorized and outstanding                         6,952,813                           7,340,048
           Special Limited Partner                             (464,930)                           (463,460)
           General Partner                                      (38,788)                            (36,377)
           Total Partners' Capital                            6,449,095                           6,840,211
    Total Liabilities and Partners' Capital          $       15,059,352                $         15,609,384



    See Notes to Financial Statements

STATEMENTS OF CASH FLOWS



    For the Nine Months Ended
    September 30, 1996 and 1995 (Unaudited)                        1996                                1995


    Cash Flow from operating activities:


    Net income (loss)                                $         (239,631)               $            200,483
    Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
         Depreciation and amortization                          719,613                             620,840
         Changes in assets and liabilities:
         Decrease (increase) in security deposits cash           16,992                              (7,654)
         Increase in other assets                              (233,935)                           (146,462)
         Decrease in accounts payable                          (175,971)                             (6,698)
         Decrease in tenant security deposits                    (4,978)                            (13,997)
         Increase in other liabilities                           61,611                               7,882


    Net cash provided by operating activities                   143,701                             654,394


    Cash flow from investing activities:
         Additions to buildings and improvements               (244,169)                           (208,012)


         Net cash used in investing activities                 (244,169)                           (208,012)


    Cash flow from financing activities:
         Principal Payments on mortgage note                    (39,578)                            (35,933)
         Cash distributions paid to partners                   (151,485)                           (151,515)


          Net cash used in financing activities                (191,063)                           (187,448)


    Net increase (decrease) in cash and cash equivalents        (291,531)                           258,934


    Cash and cash equivalents, beginning of period              575,510                             248,928


    Cash and cash equivalents, end of period         $          283,979                $            507,862


    Supplemental disclosure of cash flow information
    Cash paid during the year for interest           $          578,404                $            582,017






    See Notes to Financial Statements


STATEMENTS OF CHANGES IN PARTNERS' CAPITAL



                                                  Units of
    For the Nine Months Ended                     Limited                       Special            Limited
    September 30, 1996 and September 30, 1995    Partnership     General        Limited            Partner/              Total
    (Unaudited)                                  Interest        Partner        Partner           Unit Holder           Capital



    Balance , December 31, 1994                    50,000    $     (39,023)  $   (497,906)   $      7,412,475    $     6,875,546
    Net Income                                      -                2,006         28,067             170,410            200,483
    Distributions                                   -                   -          (1,515)           (150,000)          (151,515)
    Balance, September 30, 1995                    50,000    $     (37,017)  $   (471,354)   $      7,432,885    $     6,924,514



    Balance, December 31, 1995                     50,000    $     (36,377)  $   (463,460)   $      7,340,048    $     6,840,211
    Net loss                                                        (2,396)        -                 (237,235)          (239,631)
    Distributions                                                      (15)        (1,470)           (150,000)          (151,485)
    Balance, September 30, 1996                    50,000    $     (38,788)  $   (464,930)   $      6,952,813    $     6,449,095




NOTES TO FINANCIAL STATEMENTS
September 30, 1996
(Unaudited)


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


3.      RELATED PARTY TRANSACTIONS

Property management and asset management fees paid or accrued by the Partnership to affiliates of the General Partners, totaled $58,535 and $52,373 during the nine months ended September 30, 1996 and 1995, respectively. On March 15, 1996 the Partnership terminated Winthrop Management as the managing agent effective March 18, 1996 and appointed an unaffiliated third party to assume management of the properties.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANAYSIS OR PLAN OF OPERATION


Liquidity and Capital Resources

The Partnership receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Partnership's properties are leased to tenants who are subject to leases of up to one year.

During the nine months ended September 30, 1996, rental revenue and other income from the properties, along with interest income from the Partnership's short-term investments, was insufficient to cover: (i) all operating expenses and debt service of the properties and all administrative expenses of the Partnership; and (ii) all capital improvements made to the properties during 1996. As a result, as of September 30, 1996, the Partnership's unrestricted cash balance had decreased to $283,979 from $575,510 at December 31, 1995. The decrease was due to the $244,169 of net cash used in investing activities and the $191,063 used in financing activities which was partially offset by $143,701 provided by operating activities.

It is expected that future rental revenue and other income from the Partnership's properties will be sufficient to cover all administrative expenses of the Partnership and all operating expenses and debt service of the properties. The Partnership intends to continue to limit cash distributions to fund the capital improvement program. However, the performance of the Partnership's properties and its distribution policy will continue to be reviewed on a quarterly basis.

In addition, the ability of the Partnership's properties to improve operations may affect the liquidity of the Partnership. Inflation and changing economic conditions in the future could affect vacancy levels, rental payment defaults and operating expenses of the Partnership's revenue, net income and liquidity.

The markets in which the properties are located, which had softened as a result of general economic conditions and difficulties in the real estate industry, have stabilized, and in some instances have started to show signs of recovery. In general, the age of the properties and the fact that capital improvements and ordinary maintenance were deferred by prior management had reduced the properties' competitiveness within their markets. In 1992, the Partnership commenced a capital improvement program at each of the properties, which was estimated cost approximately $1.5 to $2.0 million over an approximately four-year period. From 1992 through 1995, the Partnership spent approximately $1,885,000 on capital improvements.

With respect to the capital improvement program, the Partnership has spent $244,169 for the nine months ending September 30, 1996. The Partnership has budgeted an additional $400,000 for capital improvements during the remainder of 1996 which would include additional exterior painting and repairs at Forestbrook, exterior paintings and repairs at Sterlingwood, balcony and exterior siding repairs at Seasons Chase, and paving repairs and carpet and appliance replacement at all four properties. At two of the Partnership's four properties (Forestbrook and Sterlingwood Apartments) a portion of the capital improvement program is funded by replacement reserves held by the mortgage lenders, with the balance being funded by from operations. The balance of these replacement reserves was $519,554 at September 30, 1996. Capital improvements at the remaining two properties (Pelham Ridge and Seasons Chase Apartments) are funded from operations.

RESULTS OF OPERATIONS


The Partnership generated a net loss for the nine months ended September 30, 1996 of $239,631, as compared to net income of $200,483 for the nine months September 30, 1995. The net loss for the three months ended September 30, 1996 was $132,095 as compared to net income of $64,645 for the three months ended September 30, 1995. Total income increased slightly as a result of a 1% increase in rental income and other income for the first nine months of 1996, as compared to the first nine months of 1995, which was substantially offset by a decrease in interest income. Average rents at the properties have increased 6.7% since the first nine months of 1995, while average occupancy has decreased from 94% to 89%. Sterlingwood experienced a slight increase in occupancy from 92% to 93% due to new leasing personnel and strong marketing programs. Decreases in occupancy have been significant at Forestbrook from 94% to 89%, Pelham Ridge from 95% to 86%, and Seasons Chase from 94% to 89%. Unfortunately, all three properties had many non-renewals due to the rental increases and unqualified applicants. Pelham Ridge requires exterior work done to the property. The buildings need to be painted and the pool/clubhouse is in state of disrepair. A fire in September 1995 has left Seasons Chase with 13 units down. These units just became ready for rent during the second quarter of 1996.

Direct operating costs of the Partnership's properties increased from $1,660,953 to $1,956,128 or approximately 17.8% compared to the first nine months of 1995. The increase was primarily the result of increased utility costs of $53,390 and repairs and maintenance expenses of $186,000 as well as higher general and administrative charges of $50,176. The higher utility costs were the result of increased water and gas charges primarily at Seasons Chase. The repairs and maintenance increase was a result of the increased maintenance payroll expenses and higher maintenance supply charges. The increased general and administrative charges resulted primary as a result of increased payroll and legal eviction charges. The remaining operating costs were maintained at the same level as in the prior year. Debt service, interest and amortization expenses remained stable, while depreciation expenses of the Partnership increased as a result of capital spending in 1996.

The results of operations in future periods may differ from those for the nine months ended September, 1996, due to inflation and changing economic conditions which could affect vacancy levels, rental rates, and operating expenses.

Item 6.           Exhibits and Reports on Form 8-K

         (a)  Exhibits

               27.  Financial Data Schedule

         (b)  Reports on Form 8-K

                No Reports on Form 8-K were filed the three months ended September 30, 1996.

                                    SIGNATURE


         Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SOUTHEASTERN INCOME PROPERITES
                               LIMITED PARTNERSHIP

                   By: Winthrop Southeastern Properties, Inc.
                               Its General Partner

                       By: Eight Winthrop Properties, Inc.
                               Its General Partner


Date:   November   14,   1996

                            By: /s/ Michael L. Ashner
                                    Michael L. Ashner
                                    Chief Executive Officer


Date:   November   14,   1996

                            By: /s/ Edward V. Williams
                                    Edward V. Williams
                                    Chief Financial Officer