Form 10KSB
period 1996-12-31
SOUTHEASTERN INCOME PROP LP
filed 1997-03-31
CIK 802969

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                                                 Commission  File
For the fiscal year ended December 31, 1996      Number  0-16848

               SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

       (Exact name of small business issuer as specified in its charter)

            Virginia                            54-1350850
(State or other jurisdiction of             (I.R.S. Employer
incorporation or  organization)             Identification  No.)

One International Place, Boston, Massachusetts                 02110
   (Address of principal executive offices)                  (Zip  Code)

Registrant's telephone number, including area code:        (617) 330-8600
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $4,239,397.

               No market exists for the limited partnership interests of the Registrant and therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE



Location in Form 10-KSB                            Document
In Which Document is
Incorporated

Part                I  The   Prospectus   of  the
                       Registrant  dated  January 7,
                       1987,    filed    with    the
                       Commission  pursuant  to Rule
                       424(b) (the "Prospectus").

                       The Information Statement Furnished
                       in Connection with Solicitation of
                       Consents, dated November 22, 1991,
                       filed with the Commission on October
                       17, 1991 (the "1991 Solicitation of
                                   Consents").

Part               II  Pages  14-18  of the 1991
                       Solicitation of Consents.


Transitional Small Business Disclosure Format:   Yes ___  No  X

                                                      PART I

Item 1.          Description of Business.

     Southeastern Income Properties Limited Partnership (the "Registrant") was organized under the Virginia Uniform Limited Partnership Act on November 21, 1985 for the purpose of acquiring, owning, operating, and ultimately selling existing residential apartment complexes located primarily in the southeastern United States. The general partner of the Registrant is Winthrop Southeast Limited Partnership, a Delaware limited partnership ("WSLP" or the "Managing General Partner"), whose general partner is Eight Winthrop Properties, Inc., a Delaware corporation ("Eight Winthrop") (See "Item 1, Change in Control.")

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

     The Registrant invested $20,593,101 of the original offering proceeds (net of sales commissions and sales and organizational costs, but including acquisition fees and expenses) in four residential apartment properties. All four properties were acquired by the Registrant directly.

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

Competition

     The real estate business is highly competitive and the Registrant's properties have active competition from similar properties in the vicinity including, in certain instances, properties owned by affiliates of the Registrant. Furthermore, various limited partnerships controlled by the Managing General Partner and/or its affiliates are also engaged in business which may be competitive with the Registrant. The Registrant is also competing for potential buyers with respect to the ultimate sale of its properties. See "Item 6, Management's Discussion and Analysis or Plan of Operation."

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

     As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, which in turn is the sole general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II became the controlling entity of the Managing General Partner. In connection with the transfer of control, the officers and directors of WFA resigned and Londonderry II appointed new officers and directors. See "Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."


Item 2.           Description of Properties.

                  The following table sets forth the location, number of units, acquisition date, original acquisition cost and nature of interest held for the Registrant's residential apartment properties. For a further description of the properties, see pages 14 through 18 of the 1991 Solicitation of Consents, which is incorporated herein by reference.

                                                 No.                           Partnership
                                                 of         Acquisition        Acquisition    Nature
   Property Name             Location           Units          Date               Cost        of Title
Sterlingwood           Roanoke, VA            162         11/27/85          $ 4,732,194        Fee
  Apts.                                                                                        Simple

Forestbrook            Charlotte, NC          262         8/28/86           $ 6,745,050        Fee
  Apts.                                                                                        Simple

Seasons Chase          Greensboro, NC         225         8/18/87           $ 4,860,904        Fee
  Apts.                                                                                        Simple

Pelham Ridge           Greenville, SC         184         8/22/88           $ 4,254,953        Fee
  Apts.                                                                                        Simple

---------------------------------------------------------------------------------------------------------------
     TOTAL                                    833                           $20,593,101
===============================================================================================================



         The following table sets forth the mortgage balance as of December 31, 1996, the interest rate, the amortization period, the maturity date and the principal balance due upon maturity.

                           12/31/96                                                                 Mortgage
                           Mortgage        Interest         Amortization         Maturity           Balance
   Property Name            Balance            Rate            Period              Date           at Maturity
Sterlingwood              $2,489,973         9.75%             30 yrs.         4/01/97             $2,485,800
  Apts.

Forestbrook               $5,526,416         9.5%              30 yrs.         5/01/97             $5,513,319
  Apts.

Seasons Chase                  -                -                 -              -                     -
  Apts.

Pelham Ridge                   -                -                 -              -                     -
  Apts.

--------------------------------------------------------------------------------------------------------------------
     TOTAL                $8,016,389                                                               $7,999,119
====================================================================================================================



         The Registrant's mortgage loan on Forestbrook originally matured January 1, 1997; however, the Registrant was successful in obtaining an extension until May 1, 1997. In addition, the Registrant's mortgage loan on Sterlingwood matures on April 1, 1997. The Registrant is in the process of seeking extensions of the current financing or new mortgage loans for the properties. Although, the Managing General Partner is optimistic that the current mortgage debt will be refinanced, in the event the Registrant is not successful in refinancing the properties, the properties could be lost through foreclosure.

         The following table sets forth the average annual occupancy rate and per unit average monthly rental rate at the Registrant's properties for the years ended December 31, 1995 and 1996.


                   Sterlingwood                 Forestbrook                 Seasons Chase                 Pelham Ridge


                               Average                        Average                         Average                        Average
  Year        Occupancy       Rent/Unit       Occupancy      Rent/Unit       Occupancy       Rent/Unit       Occupancy     Rent/Unit

  1995        91.5%            $423/mo        93.4%           $472/mo        96.1%            $421/mo        94.5%           $449/mo
  1996          92.4%          $434/mo          88.8%         $482/mo          87.3%          $460/mo          84.9          $488/mo


                  Set forth below is a table showing the carrying value and accumulated depreciation and federal tax basis of each of the Registrant's properties as of December 31, 1996.

                                                                                                          Federal
                             Carrying            Accumlated                                                 Tas
   Property Name              Value             Depreciation          Rate             Method              Basis
Sterlingwood           $5,215,181             $1,844,877          5-30 yrs              S/L          $2,106,059
  Apts.

Forestbrook            $8,096,843             $3,264,615          5-30 yrs              S/L          $3,141,798
  Apts.

Seasons Chase          $6,285,854             $3,545,076          5-30 yrs              S/L          $3,866,697
  Apts.

Pelham Ridge           $5,152,405             $2,447,289          5-30 yrs              S/L          $3,407,974
  Apts.

------------------------------------------------------------------------------------------------------------------------
     TOTAL             $24,750,283            $11,101,857                                            $12,522,528
========================================================================================================================

         The following table sets forth the realty tax rate and realty taxes paid for each Property in 1996.


                              Tax                Taxes
   Property Name              Rate                Paid
Sterlingwood                 1.230              $98.859
  Apts.

Forestbrook                  1.256              $71,008
  Apts.

Seasons Chase                1.255              $69,126
  Apts.

Pelham Ridge                 29.44              $67,247
  Apts.

---------------------------------------------------------------
     TOTAL                                     $306,240
===============================================================




     As noted under "Item 1, Description of Business", the real estate industry is highly competitive. All of the Properties of the Registrant are subject to competition from other apartment complexes in the area. The Registrant maintains property and liability insurance on its properties which the Registrant believes to be adequate. The apartment leases for the Registrant's properties are for a term of one year or less, and no tenant leases 10% or more of the available rental space. Except for necessary capital expeditures, the Registrant has no present intentions of investing any additional capital in the properties.

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

     This action arises in connection with the transfer of the general partnership interest in 1992 from the Original General Partner to WSLP at which time WLSP entered into certain agreements with Investors Savings Bank, F.S.B. ("ISB"), including the delivery of a promissory note to ISB, which was secured by an assignment of rights of Winthrop Management in the management agreements for the Registrant's properties, and the partnership interests acquired by WSLP. (See the 1991 Solicitation of Consents which is incorporated by reference herein.) The RTC Commercial Loan Trust 1995-NP1A (the "RTC Loan Trust") succeeded to the rights of ISB. In February 1996, the RTC Loan Trust filed an action against Winthrop Management, alleging Winthrop Management was in default under its obligations set forth in the security agreement, and sought to have a receiver appointed to control Winthrop Management's management of the properties. On March 15, 1996, the Registrant terminated Winthrop Management as the managing agent for its properties effective March 18, 1996, and appointed an unaffiliated managing agent to assume management of the properties. On March 20, 1996, the court appointed a receiver to assume the rights of Winthrop Management under the management agreements, including the right to pursue the Registrant for breach of contract. On March 21, 1996, the court stayed its own order appointing the receiver pending a motion to dismiss for lack of jurisdiction, and subsequently dismissed the case for lack of jurisdiction.

RTC Commercial Loan Trust 1995-NP1A, Plaintiff v. Winthrop Management, First Winthrop Corporation, Winthrop Southeast Limited Partnership, Southeastern Income Properties, L.P., Southeastern Income Properties II, L.P. and Insignia Management Corporation, Defendant, In the Circuit Court for the City of Richmond, Virginia; At Law No. LB-1323-1.

         Upon dismissal of the above action in federal court for lack of federal jurisdiction, in May 1996 the RTC Loan Trust filed a similar action in state court, seeking to set aside transfers allegedly made to delay and hinder the RTC Loan Trust, and a claim for in personam judgment against the defendants for such transfers, and certain additional claims, including tortious interference with contract, conspiracy to breach contract, breach of contract-the management contracts and collection on the note. The defendants have filed their answer and a demurrer (motion to dismiss) on certain of the counts. Discovery has been conducted and the trial is scheduled to take place during the summer of 1997. The Managing General Partner believes that the claims are without merit, and will continue to vigorously defend the action.

Item 4.           Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the period covered by this report.

                                     PART II

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters.

         The Registrant is a partnership and thus has no common stock. There is currently no established public market in which the Units are traded, nor is it anticipated that a public market will develop. Trading in the Units is sporadic and occurs solely through private transactions.

         As of March 15, 1997 there were 2,705 holders of 49,990 Units.

         Cash  distributions  to  holders  of Units  amounted  to  approximately
$300,000 in the aggregate, or $6.00 per Unit through December 1995. An additional cash distribution of $150,000, or $3.00 per Unit, was made in January 1996. See "Item 6, Management's Discussion and Analysis or Plan of Operation," for information relating to the Registrant's future distributions.

Item 6.           Management's Discussion and Analysis or Plan of
                  Operation.

Liquidity and Capital Resources

         The  Registrant  receives  rental  income  from its  properties  and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Registrant's properties are leased to tenants who are subject to leases of up to one year.

         During the year ended December 31, 1996, rental revenue and other income from the properties, along with interest income from the Registrant's short-term investments, was insufficient to cover: (i) all operating expenses and debt service of the properties and all administrative expenses of the Registrant; as well as (ii) all capital improvements made to the properties during 1996. As of December 31, 1996 the Registrant's unrestricted cash balance had decreased to $384,491 from $575,510 at the end of 1995. The decrease was due to the $457,845 of net cash used in investing activities and $204,860 net cash used in financing activities which was partially offset by $471,686 net cash provided by operating activities.

         It is expected that future rental revenue and other income from the Registrant's properties will be sufficient to cover all administrative expenses of the Registrant and all operating expenses and debt service of the properties, as well as necessary capital improvements to the properties. The Registrant made a cash distributions to limited partners in January 1996 of $150,000 in the aggregate, or $3.00 per investment Unit through December 31, 1996; however, the Registrant intends to limit cash distributions to provide necessary funds for operations and funds for capital improvements. In addition, the Registrant is in the process of reviewing the status of all the properties with a view towards disposing of all its properties, depending upon property operations and market conditions. Given the foregoing, the Registrant's distribution policy will be reviewed on a quarterly basis.

         The Registrant budgeted approximately $1.5 to $2.0 million to be spent on capital improvements between 1992 and 1995. In that time period, approximately $1,885,000 was spent on capital improvements, of which approximately $571,000 was expended in 1995. In 1996, the Registrant expended an additional $369,583 on capital improvements. Capital improvements consisted of exterior painting and repairs at all of the properties, and balcony and and appliance replacement at Seasons Chase. At Forestbrook and Sterlingwood a portion of the capital improvement plan is funded by replacement reserves held by the mortgage lender with the balance being funded by operations. Capital improvements at the remaining properties are funded by operations. In 1997, the Registrant has budgeted approximately $742,573 towards capital improvements, which would includes appliance replacement and carpeting at all four properties.

         The mortgage loans encumbering the Forestbrook and Sterlingwood properties mature May 1 and April 1, 1997, respectively. The Managing General Partner is in the process of seeking an extension of the existing financing or alternative financing. Although, the Registrant is optimistic that these mortgages will be extended or refinanced, in the event the Registrant is not successful, the properties could be lost through foreclosure.

         As of December 31, 1996 the Registrant has $384,491 in unrestricted cash. The Registrant has invested, and expects to continue to invest, such amounts in money market instruments until required for partnership purposes. In addition, the Registrant has replacement reserves of $548,423 held by the mortgage lenders for Forestbrook and Sterlingwood Apartments. These funds are restricted under the terms of the mortgage loans for those two properties. The Registrant's total cash balance, both restricted and unrestricted, as of December 31, 1996, was therefore $932,914, which is expected to be sufficient to satisfy working capital requirements set forth in the Registrant's partnership agreement. The Registrant's partnership agreement requires the Registrant to retain reserves in an amount equal to at least 1% of capital contributions of unit holders.

         The ability of the Registrant's properties to improve operations may affect the liquidity of the Registrant. Inflation and changing economic conditions in the future could affect vacancy levels, rental payment defaults and operating expenses of the Registrant's properties, and thus, could affect the Registrant's revenue, net income and liquidity.

Results of Operations

     The Registrant's total revenue increased slightly in 1996 to $4,239,397 from $4,208,409 in 1995. Revenue remained relatively constant all four of the Registrant's properties, reflecting continued stabilization of the local apartment markets and the positive effects of the capital improvement program.

  Overall, average rents for the Registrant's properties increased by 10.3%, to $490 in 1996 from $444 in 1995 which was partially offset by a decrease in average occupancy to 89.6% in 1996 from 94% in 1995. The most significant increase in revenue occurred at Pelham Ridge, where average rents increased to $525 in 1996 from $472 in 1995.

         The Registrant's operating expenses increased by 21.9% in 1996, to $2,646,340 in 1996 from $2,170,951 in 1995, due primarily to a increases in general and administrative charges, utilities, repairs and maintenance and taxes, which was partially offset by decreases in leasing and insurance costs. The increased general and administrative charges resulted primarily as a result of increased payroll and legal eviction charges. The higher utility costs were the result of increases in water and sewer charges primarily at the Seasons apartments. The increased repairs and maintenance increase was a result of the increased maintenance payroll expenses and higher maintenance supply charges. Other expenses of the Registrant (including depreciation and amortization expense, interest expenses and partnership administrative expenses) remained relatively constant at $1,794,244 in 1996 as compared to $1,769,780 in 1995.


Item 7.           Financial Statements.
                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                         SOUTHEASTERN INCOME PROPERTIES
                              LIMITED PARTNERSHIP

                           DECEMBER 31, 1996 AND 1995

                                TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT

FINANCIAL STATEMENTS

         BALANCE SHEETS

         STATEMENTS OF OPERATIONS

         STATEMENTS OF PARTNERS' CAPITAL

         STATEMENTS OF CASH FLOWS

         NOTES TO FINANCIAL STATEMENTS





               Southeastern Income Properties Limited Partnership



                          INDEPENDENT AUDITORS' REPORT


To the Partners and Unit Holders of
Southeastern Income Properties Limited Partnership


         We have audited the accompanying balance sheets of Southeastern Income Properties Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeastern Income Properties Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 24, 1997


                                                  BALANCE SHEETS

                                                                                    1996                1995
                                                                              -----------------   ----------------
                                                      ASSETS
Investment in rental property
   Land                                                                       $       1,817,097   $      1,817,097
   Buildings and building improvements                                               18,735,741         18,561,107
   Personal property                                                                  4,197,445          4,002,496
                                                                              -----------------   ----------------
                                                                                     24,750,283         24,380,700
   Less accumulated depreciation                                                     11,101,857         10,242,795
                                                                              -----------------   ----------------

                                                                                     13,648,426         14,137,905
                                                                              -----------------   ----------------

   Cash and cash equivalents                                                            384,491            575,510
   Tenant security deposits                                                             111,422            149,198
   Loan costs, net of accumulated amortization of $300,347
   and $256,897                                                                           3,800             47,250
Other assets                                                                            707,728            699,521
                                                                              -----------------   ----------------

                                                                                      1,207,441          1,471,479
                                                                              -----------------   ----------------

                                                                              $      14,855,867   $     15,609,384

                                         LIABILITIES AND PARTNERS' CAPITAL

Liabilities applicable to investment in rental property
   Mortgages payable                                                          $       8,016,389   $      8,069,734

   Other liabilities
   Accounts payable                                                                           -            257,410
   Accrued interest payable                                                              66,020             66,020
   Rent deferred credits                                                                 10,580             18,339
   Tenant security deposits                                                             116,129            135,350
   Other liabilities                                                                    159,240            222,320
                                                                              -----------------   ----------------

           Total liabilities                                                          8,368,358          8,769,173
                                                                              -----------------   ----------------

           Partners' capital
   Limited partners' unit holders' 50,000 units authorized
      and outstanding at December 31, 1996 and 1995                                   7,019,039          7,340,048
   Special limited partner                                                             (493,126)          (463,460)
   General partner                                                                      (38,404)           (36,377)
                                                                              -----------------   ----------------

   Total partners' capital                                                            6,487,509          6,840,211
                                                                              -----------------   ----------------

           Total liabilities and partners' capital                                $  14,855,867      $  15,609,384

                        See notes to financial statements

                                             STATEMENTS OF OPERATIONS

                                                                                    1996                1995
                                                                              -----------------   ----------------
Income
   Rental                                                                     $       3,930,774   $      3,958,054
   Interest income                                                                       10,989             37,152
   Other income                                                                         297,634            213,203
                                                                              -----------------   ----------------

                                                                                      4,239,397          4,208,409
                                                                              -----------------   ----------------

   Expenses
   Leasing                                                                               84,921            100,488
   General and administrative                                                           387,693            253,936
   Management fees                                                                      249,773            239,654
   Utilities                                                                            420,997            357,664
   Repairs and maintenance                                                              990,358            737,434
   Insurance                                                                            173,219            182,122
   Taxes                                                                                339,379            299,653
                                                                              -----------------   ----------------

   Total operating expenses                                                           2,646,340          2,170,951

   Other expenses
   Partnership expenses                                                                 120,119             59,202
   Interest expense                                                                     771,613            775,440
   Depreciation and amortization                                                        902,512            935,138
                                                                              -----------------   ----------------

   Total expenses                                                                     4,440,584          3,940,731
                                                                              -----------------   ----------------

   Net income (loss)                                                          $       (201,187)   $        267,678
                                                                              =================   ================

   Net income (loss) allocated to general partner                             $         (2,012)   $          2,676
                                                                              =================   ================

   Net income (loss) allocated to limited                                             (171,009)            227,526
   partners' unit holders'                                                    $                   $
                                                                              =================   ================

   Net income (loss) allocated to special limited                                      (28,166)             37,476
   partner                                                                    $                   $
                                                                              =================   ================

   Net income (loss) allocated to each unit                                   $          (3.42)   $           4.55
                                                                              =================   ================

   Weighted average number of units
   outstanding - limited partners                                                        50,000             50,000



                                         See notes to financial statements

               Southeastern Income Properties Limited Partnership



                     Years ended December 31, 1996 and 1995



                                          STATEMENTS OF PARTNERS' CAPITAL

                                                                  Special           Limited            Total
                                               General            limited       partners' unit       partners'
                                               partner            partner          holders'           capital
                                          -----------------  ----------------- -----------------  ----------------

Balance, December 31, 1994               $         (39,023)   $      (497,906   $     7,412,475   $     6,875,546

Partner distributions ($6.00
    per unit)                                          (30)            (3,030)         (299,953)         (303,013)
------------------------------------------------------------------------------------------------------------------

    Net income                                       2,676             37,476           227,526           267,678
                                          -----------------  ----------------- -----------------  ----------------

    Balance December 31, 1995                      (36,377)          (463,460)        7,340,048         6,840,211

    Partner distributions ($3.00 per
   unit)                                               (15)            (1,500)         (150,000)         (151,515)

Net loss                                            (2,012)           (28,166)         (171,009)         (201,187)
                                          -----------------  ----------------- -----------------  ----------------

Balance, December 31, 1996               $         (38,404)   $      (493,126   $     7,019,039   $     6,487,509


                                         See notes to financial statements

                Southeastern Income Properties Limited Properties



                     Years ended December 31, 1996 and 1995


                            STATEMENTS OF CASH FLOWS

                                                                                     1996                1995
                                                                               -----------------   -----------------
Cash flows from operating activities
   Net income (loss)                                                           $        (201,187)   $       267,678
   Adjustments to reconcile net income (loss) to
   net cash provided by operating activities
      Depreciation and amortization                                                      902,512             935,138
      Decrease (increase) in tenant security                                              37,776             (17,968)
          deposits
      Decrease (increase) in other assets                                                 80,055             (80,645)
      (Decrease) increase in accounts payable                                           (257,410)            202,698
      (Decrease) increase in rent
           deferred credits                                                               (7,759)                117
      Decrease) in tenant security deposits                                              (19,221)            (11,419)
      (Decrease) increase in other liabilities                                           (63,080)             26,975
                                                                               -----------------   -----------------

           Net cash provided by operating
               activities                                                                471,686           1,322,574
                                                                               -----------------   -----------------

               Cash flows from investing activities
   Investment in rental property                                                        (369,583)           (570,757)
   Increase in replacement reserves                                                      (88,262)            (73,729)
                                                                               -----------------   -----------------

           Net cash used in investing activities                                        (457,845)           (644,486)
                                                                               -----------------   -----------------

           Cash flows from financing activities
   Distributions to partners                                                            (151,515)           (303,013)
   Payments on mortgages                                                                 (53,345)            (48,493)
                                                                               -----------------   -----------------

           Net cash used in financing activities                                       (204,860)            (351,506)
                                                                               ------ -----------   -----------------

           (DECREASE) INCREASE IN
               EQUIVALENTS                                                             (191,019)             326,582
               Cash and cash equivalents, beginning                                     575,510              248,928
                                                                               -----------------   -----------------

               Cash and cash equivalents, end                                        $  384,491              575,510
                                                                               =================   =================

               Supplemental disclosure of cash flow
               information
   Cash paid during the year for interest                                      $        771,613   $          775,440

                                         See notes to financial statements

                Southeastern Income Properties Limited Properties



                           December 31, 1996 and 1995


                          NOTES TO FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Southeastern Income Properties Limited Partnership (the "Partnership") is a Virginia limited partnership formed in November 1985 for the purpose of acquiring, managing and ultimately selling existing apartment communities. The Partnership Agreement (the "Agreement") has been amended several times. Among the amendments were changes in the allocation of net loss between general and limited partners during the periods. The Agreement provided for K-A Southeastern Income Properties Limited Partnership ("K-A SIP"), a Virginia limited partnership, to be the general partner and for a public offering of up to 50,000 assignee units of limited partnership interest ("Units") at $500 per unit. Purchasers of Units ("Unit Holders") are assignees of the Limited Partner and are entitled to all the rights and economic benefits of a limited partner. During 1987, the Partnership sold all 50,000 Units. In contemplation of this public offering, the Partnership acquired two apartment communities - Sterlingwood in Roanoke, Virginia, in November 1985; and Forestbrook in Charlotte, North Carolina, in August 1986 - with borrowed funds. The Partnership used a portion of the proceeds of the public offering to repay all the mortgages payable related to Sterlingwood and Forestbrook and to pay for a portion of the cost of acquiring Seasons Chase in Greensboro, North Carolina, and Pelham Ridge in Greenville, South Carolina (See Note C).

   In early 1992, the Unit Holders approved certain changes in (and amendments to) the Partnership Agreement, which converted K-A SIP to a special limited partner and admitted Winthrop Southeast Limited Partnership ("WSLP") as the sole general partner, effective February 12, 1992. K-A SIP retained its current capital account and adjusted capital contribution upon its conversion to special limited partner status. Under the revised Partnership Agreement, taxable income and loss is to be allocated 85% to Unit Holders, 14% to K-A SIP and 1% to WSLP. Federal tax regulations, however, limit allocations of net losses due to considerations as provided in Internal Revenue Section 704(b). As a result, the Partnership's 1996 federal tax return reflects a reallocation of losses only to the limited partners and WSLP. The revised Partnership Agreement also provides for K-A SIP and WSLP to receive .99% and .01%, respectively, of distributable cash from operations for the five-year period commencing February 12, 1992 and .88% and .12%, respectively, thereafter, until the Unit Holders have received their preferred return. After the Unit Holders have received a noncompounded, noncumulative annual cost return on their capital contributions, as adjusted for certain capital transactions, K-A SIP and WSLP will receive 14% and 1%, respectively, of distributable cash from operations for the five-year period commencing February 12, 1992 and 12.32% and 2.68%, respectively, thereafter. Winthrop Management (Winthrop), an affiliate of WSLP, served as the management agent for the properties from August 1, 1991 through March 17, 1996, and Insignia Management Corporation currently serves as the management agent for the properties effective March 18, 1996.

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

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

   Investment in Rental Property

   The investment in rental property is recorded at cost. Depreciation is determined by the straight-line method over the estimated useful lives of the various assets. Estimated useful lives are 30 years for buildings and building improvements and five years for personal property.

   Loan Costs

   Loan costs incurred in connection with obtaining financing on Forestbrook and Sterlingwood are being amortized over the terms of the loans.

   Replacement Reserves

   Replacement Reserves are comprised of Partnership funds held by the Partnership's mortgage lenders, the use of which are limited to specific capital or other costs, which are included in other assets and total $548,423 in 1996 and $556,882 in 1995. The Partnership Agreement requires the General Partner to maintain cash and reserves in an amount equal to at least 1% of the capital contributions of the Unit Holders.

   Rental Income

   Rental income is recognized as rents become due. Rental payments received in advance are deferred until earned. All leases between the partnership and the tenants of the property are operating leases.

               Southeastern Income Properties Limited Partnership



                           December 31, 1996 and 1995


                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

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

   Net Income (Loss) Allocated to Each Unit

   Net income (loss) allocable to each Limited Partner's Unit is computed using the weighted average number of units outstanding in each year.

   Cash Equivalents

   For purposes of the statements of cash flows, the Partnership considers all highly liquid investments with maturities of less than three months consisting of a money market fund to be cash equivalents. The carrying amount as of December 31, 1996 and 1995 of $-0- and $465,697, respectively, approximates fair value because of the short maturity of these instruments.

NOTE B - REALIZATION OF ASSETS

   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Partnership as a going concern. The mortgage encumbering Forestbrook, which has an outstanding principal balance of $5,526,416 at December 31, 1996, matures on January 1, 1997. On January 15, 1997, the Partnership obtained an extension of the maturity on this mortgage as described in Note
   D. The mortgage encumbering Sterlingwood, which has an outstanding balance of $2,489,973 at December 31, 1996, matures on April 1, 1997. The general partner is working with the lender in an effort to extend the maturity date on this mortgage. However, as of January 24, 1997, no additional extension or refinance agreement has been granted.

               Southeastern Income Properties Limited Partnership



                           December 31, 1996 and 1995


                    NOTES TO FINANCIAL STATEMENTS - CONTINUED



NOTE B - REALIZATION OF ASSETS (Continued)

   In view of these matters, the Partnership's ability to continue as a going concern depends on the Partnership's ability to meet its financing requirements through refinancing the loan agreements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - INVESTMENT IN RENTAL PROPERTY

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

   On August 18, 1987, the Partnership acquired Seasons Chase, a 225-unit apartment complex in Greensboro, North Carolina. The total cost of the acquisition of $4,650,000, which included a rental guarantee agreement of $200,000, was funded by a portion of the proceeds from the public offering of the Units.

   On August 22, 1988, the Partnership acquired Pelham Ridge, a 184-unit apartment complex in Greenville, South Carolina. The total cost of the property of $4,100,000, which included a rental guarantee agreement of $100,000, was funded by a portion of the proceeds from the public offering of the Units.

NOTE D - MORTGAGES PAYABLE

   During 1989, the Partnership financed Forestbrook by obtaining a $5,726,600 mortgage. The existing mortgage with a balance of $5,526,416 at December 31, 1996 and $5,564,046 at December 31, 1995 is collateralized by the apartment community in Charlotte, North Carolina, and is payable in monthly installments totaling $47,050 of principal and interest at 9.50% per annum through January 1, 1997. The unpaid principal balance and interest is due and payable in full on January 1, 1997. On January 15, 1997, the Partnership obtained an extension of the maturity on this mortgage until May 1, 1997.

               Southeastern Income Properties Limited Partnership



                           December 31, 1996 and 1995


                    NOTES TO FINANCIAL STATEMENTS - CONTINUED



NOTE D - MORTGAGES PAYABLE (Continued)

   During 1990, the Partnership financed Sterlingwood by obtaining a $2,570,900 mortgage. The existing mortgage with a balance of $2,489,973 at December 31, 1996 and $2,505,688 at December 31, 1995 is collateralized by the apartment community in Roanoke, Virginia and is payable in monthly installments totaling $21,611 of principal and interest at 9.75% per annum through April 1, 1997. The general partner is working with the lender in an effort to extend the maturity on this mortgage.

   Based on the interest rates of loans with similar maturities currently available to the Partnership, the estimated fair value of the mortgages payable approximates their carrying value.

   The liability of the Partnership under the mortgages is limited to the underlying value of the real estate collateral, plus other amounts deposited with the lender.

   The aggregate maturity of the mortgages payable for the year following December 31, 1996 is $8,016,389 due in 1997.


NOTE E - RELATED-PARTY TRANSACTIONS

   The Partnership has incurred management fees, accounting fees and investor servicing fees resulting from transactions with WSLP and Winthrop Management. The investor servicing fees for 1996 and 1995 were paid to First Winthrop Corporation.

                                                                               1996               1995
                                                                         ----------------   -----------------
Management                                                            $            52,307   $         204,246
Investor servicing                                                                 34,776              35,408
Accounting                                                                          8,330              21,000
                                                                         ----------------   -----------------

                                                                      $            95,413   $         260,654

   The Partnership entered into a management agreement with Winthrop which provided for a management fee of 5% of gross revenues. The accounting fees were included in general and administrative expenses, and the investor servicing fees are included in management fees in the statements of operations. As more fully described in note G, the Partnership on March 18, 1996 entered into a new agreement with an unaffiliated entity.

               Southeastern Income Properties Limited Partnership



                           December 31, 1996 and 1995


                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE F - INCOME TAXES AND PARTNERS' CAPITAL

   The following is a reconciliation of the net income (loss) and partners' capital for financial statement purposes with the income (loss) and partners' capital for Federal income tax purposes:

                                                                               1996               1995
                                                                         ----------------   -----------------
Net income (loss) for financial statement
    purposes                                                              $    (201,187)    $        267,678
    Excess of tax depreciation over
   depreciation for book purposes                                              (108,307)             (98,855)
   Other                                                                         (7,759)                 117
                                                                         ----------------   -----------------

   Income (loss) for federal income tax
   purposes                                                               $    (317,253)$            168,940


Partners' capital for financial statement                                     6,487,509            6,840,211
   purposes
   Cumulative effect of depreciation for
   federal income tax purposes in excess
   of depreciation for book purposes                                         (2,759,327)          (2,651,020)
   Provision for investment property
   write down deducted for book purposes
   and not deductible for tax purposes                                        2,150,000            2,150,000
   Other                                                                          9,032               18,384
   Write-off of loan costs deductible for
   federal income tax purposes and not
   deductible for book purposes                                                (120,253)            (120,253)
   Syndication costs not deductible for tax
   purposes                                                                   2,250,000            2,250,000
   Recapitalization of Partnership for
   generally accepted accounting
   principles and not included for federal
   income tax purposes                                                         (396,817)            (396,817)
                                                                         ----------------   -----------------

   Partners' capital for federal income tax                               $   7,620,144      $     8,090,505
   purposes


               Southeastern Income Properties Limited Partnership



                           December 31, 1996 and 1995


                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE F - INCOME TAXES AND PARTNERS' CAPITAL (Continued)

   The difference between investment rental property for tax purposes and financial statement purposes for 1996 and 1995 is as follows:


                                                                               1996               1995
                                                                         ----------------   -----------------

Investment in rental property                                         $        13,648,426   $   14,137,905
Investment in rental property - tax
    property                                                                   12,522,528       13,118,998
                                                                         ----------------   -----------------

                                                                          $     1,125,898    $   1,018,907

NOTE G - MANAGEMENT FEE

    The Partnership entered into a management agreement with Insignia Management Group, effective March 18, 1996, which provides for a management fee of 5% of gross revenues, as defined by the agreement. Management fees charged to operations and paid to Insignia during 1996 were $162,690.

NOTE H - CONCENTRATION OF CREDIT RISK

    At December 31, 1996, the Partnership has replacement reserve cash in the amount of $548,423 held by the mortgage lenders. These accounts are insured by the Federal Deposit Insurance Corporation up to $100,000 an account. The uninsured portion of this balance at December 31, 1996 is $348,423. At
    December 31, 1996, the Partnership had bank deposits in excess of federally-insured limits by a total of $372,013.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.



                                                     PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


         (a) Identification of Directors and Executive Officers.

         The Registrant has no officers or directors. The Managing General Partner manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 1997, the names of the directors and executive officers of Eight Winthrop, the general partner of the Managing General Partner, and the position held by each of them, are as follows:

                                             Has served as a
                                             Director and/or
                                             Officer of the Managing
   Name                  Positions Held      General Partner since

   Michael L. Ashner     Chief Executive     January 1996
                          Officer and
                          Director

   Richard J. McCready   Chief Operating     July 1995
                          Officer and
                          President

   Jeffrey Furber        Executive Vice      July 1995
                          President
                          and Clerk

   Edward Williams       Chief Financial     April 1996
                          Officer,
                          Vice President
                          and Treasurer

   Peter Braverman       Senior Vice         January 1996
                          President

     Michael L. Ashner, age 45, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and
Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr.Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

     Richard J. McCready, age 38, is the President and Chief Operating Officer of WFA and its subsidiaries. Mr. McCready previously served as a Managing Director, Vice President and Clerk of WFA and a Director, Vice President and Clerk of the Managing General Partner and all other subsidiaries of WFA. Mr. McCready joined the Winthrop organization in 1990.

         Jeffrey Furber, age 37, has been the Executive Vice President of WFA and the President of Winthrop Management since January 1996. Mr. Furber served as a Managing Director of WFA from January 1991 to December 1995 and as a Vice President from June 1984 until December 1990.

         Edward V. Williams, age 56, has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

         Peter Braverman, age 45, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr.
Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

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

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer or beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

         (b)      Identification of Certain Significant Employees.  None.

         (c)      Family Relationships.   None.

         (d)      Involvement in Certain Legal Proceedings.   None.

Item 10.          Executive Compensation.

         The Registrant is not required to and did not pay any compensation to the officers or directors of Eight Winthrop. Eight Winthrop does not presently pay any compensation to any of its officers and directors (See "Item 12, Certain Relationships and Related Transactions").

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      (a)         Security Ownership of Certain Beneficial Owners.

         No person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding Units as of March 15, 1997. Under the Registrant's partnership agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

         (b)      Security Ownership of Management.

         As of March 15, 1997, no officers, directors or partners of WFA, WSLP or Eight Winthrop own any Units of the Registrant.

         (c)      Changes in Control.

         As of March 15, 1997, there exists no arrangement known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant, other than the following:

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

Item 12. Certain Relationships and Related Transactions.

         Under the Registrant's partnership agreement, the Managing General Partner and its affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Registrant.

         The following tables sets forth the amounts of the fees, commissions and cash distributions which the Registrant paid to or accrued for the account of the Managing General Partner and its affiliates for the years ended December 31, 1995 and 1996:

Recipient                          Type of Compensation                               1995              1996

WSLP                               Cash Distribution (1)                        $     30                  $     15
Winthrop Management                Property Management Fee (2)                   204,246                    52,307
First Winthrop Corp.               Investor Servicing Fee (3)                     35,408                    34,776
Winthrop Management                Accounting Services Fee (4)                    21,000                     8,330

    TOTAL:                                                                      $260,684                  $ 95,428


---------------

(1)  Equal to .01% of cash flow distributed to all partners of the Registrant.
(2)  Equal to 5.0% of gross collected revenues of the Registrant's properties.
(3)  Equal to 1.0% of gross collected revenues of the Registrant's properties.
(4)  Equal to $2.50 per apartment unit per month.

                                                      PART IV

Item 13.          Exhibits and Reports on Form 8-K.

         (a) Exhibits - The Exhibits listed in the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said index.

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

                                       Date:  March 28, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name          Title                     Date

/s/ Michael L. Ashner   Chief Executive           March 28, 1997
---------------------
Michael L. Ashner        Officer and Director

/s/Edward Williams      Chief Financial Officer   March 28, 1997
Edward Williams







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

10.12 Novation to Rent Guarantee and Escrow Agreement for the Seasons Chase Apartments. (Exhibit 19.3)(6)

10.13             Rent Guarantee Agreement for the Pelham Ridge
                  Apartments.  (Exhibit 10.3)(5)

10.14             Repair Supervisory Contract.  (Exhibit 10.10)(7)

10.15             Supervisory Insurance Adjustment Contract.  (Exhibit
                  10.11)(7)

10.16             Mortgage Brokerage and Consulting Agreement.  (Exhibit
                  10.12)(7)
------------------------

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