Form 10QSB
period 1997-03-31
SOUTHEASTERN INCOME PROP LP
filed 1997-05-15
CIK 802969

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                 FORM 10-QSB
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March  31, 1997           Commission File Number 0-16848
                      ---------------                                  -------


               SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
       -----------------------------------------------------------------
       (exact name of small business issuer as specified in its charter)

                Virginia                                 54-1350850
----------------------------------------   ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

  One International Place, Boston, MA                      02110
----------------------------------------   ------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code     (617) 330-8600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES   X         NO
                                  -----          -----

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

BALANCE SHEETS

                                                                      March 31,        December 31,
                                                                           1997                1996
                                                                     (Unaudited)           (Audited)
                                                                   ------------        ------------
                                    ASSETS
Investment in real estate
    Land                                                           $  1,817,097        $  1,817,097
    Buildings and building improvements                              18,821,069          18,735,741
    Personal property                                                 4,197,445           4,197,445
                                                                     24,835,611          24,750,283

    Less accumulated depreciation                                    11,316,622          11,101,857
                                                                   ------------        ------------
                                                                     13,518,989          13,648,426
                                                                   ------------        ------------

    Cash and cash equivalents                                           336,477             384,491
    Tenant security deposits - funded                                   117,007             111,422

    Loan cost, net accumulated amortization of $304,147                    --                 3,800
      and $300,347
    Other assets                                                        792,043             707,728
                                                                   ------------        ------------
                                                                      1,345,527           1,207,441
                                                                   ------------        ------------
Total assets                                                       $ 14,864,516        $ 14,855,867
                                                                   ============        ============

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities applicable to investment in real estate
    Mortgage payable                                               $  8,002,239        $  8,016,389
Other liabilities
    Rent deferred credits                                                  --                10,580
    Accrued interest payable                                             66,020              66,020
    Tenant security deposits liability                                  127,895             116,129
    Other liabilities                                                   185,266             159,240
                                                                   ------------        ------------
Total liabilities                                                     8,381,420           8,368,358
                                                                   ============        ============

Partners' capital
    Limited partners' unit holders' 50,000 units authorized
     and outstanding                                                  7,015,288           7,019,039
    Special limited partner                                            (493,744)           (493,126)

    General partner                                                     (38,448)            (38,404)
    Total partners' capital                                           6,483,096           6,487,509
                                                                   ------------        ------------
Total liabilities and partners' capital                            $ 14,864,516        $ 14,855,867
                                                                   ============        ============

                       See Notes to Financial Statements

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP


PART 1 - FINANCIAL INFORMATION
STATEMENTS OF OPERATIONS
ITEM 1- FINANCIAL STATEMENTS

For the three months ended March 31, 1997 and 1996           1997                1996
                                                         (Unaudited)         (Unaudited)
                                                         -----------         -----------
Income
    Rental                                               $   979,055         $   966,510
    Interest income                                              601               5,242
    Other income                                              75,815              51,258
                                                         -----------         -----------
Total income                                               1,055,471           1,023,010
                                                         -----------         -----------

Expenses
    Leasing                                                   32,213              30,006
    General and administrative                                78,092              78,767
    Management fees                                           52,725              59,820
    Utilities                                                115,348             117,886
    Repairs and maintenance                                  219,814             278,914
    Insurance                                                 35,296              41,921
    Taxes                                                     76,116              85,657
                                                         -----------         -----------
Total operating expenses                                     609,604             692,971
                                                         -----------         -----------

Other expenses
    Partnership expense                                       39,882              18,773
    Interest expense                                         191,833             193,120
    Depreciation and amortization                            218,565             229,546
                                                         -----------         -----------
Total expenses                                             1,059,884           1,134,410
                                                         ===========         ===========

Net loss                                                 $    (4,413)        $  (111,400)
                                                         ===========         ===========

Net loss allocated to general partner                    $       (44)        $    (1,114)
                                                         ===========         ===========

Net loss allocated to limited partner unit holders       $    (3,751)        $   (94,690)
                                                         ===========         ===========

Net loss allocated to special limited partner            $      (618)        $   (15,596)

                                                         ===========         ===========

Net loss allocated to each unit                          $      (.08)        $     (1.89)
                                                         ===========         ===========

Weighted average number of units outstanding                  50,000              50,000
                                                         ===========         ===========

                       See Notes to Financial Statements

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP



STATEMENT OF CHANGES IN PARTNERS CAPITAL

For the three months ended         Units of          General           Special           Partner            Total
March 31, 1997 and 1996             limited          partner           limited             unit           partners'
(unaudited)                       partnership                          partner           holders           capital
                                   interest
Balance December 31, 1996               50,000  $       (38,404)  $      (493,126)  $      7,019,039  $      6,487,509
Net income                                                  (44)             (618)            (3,751)           (4,413)
                               ---------------  ---------------   ---------------   ----------------  ----------------
Balance, March 31, 1997                 50,000  $       (38,448)  $      (493,744)  $      7,015,288  $      6,483,096
                               ===============  ===============   ===============   ================  ================
Balance December 31, 1995               50,000  $       (36,377)  $      (463,460)  $      7,340,048  $      6,840,211
Net loss                                                 (1,114)          (15,596)           (94,690)         (111,400)
Distributions                                            (1,504)          (21,204)          (128,777)         (151,485)
                               ---------------  ---------------   ---------------   ----------------  ----------------
Balance, March 31, 1996                 50,000  $       (38,995)  $      (500,260)  $      7,116,581  $      6,577,326
                               ===============  ===============   ===============   ================  ================

                       See Notes to Financial Statements

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP


STATEMENTS OF CASH FLOWS

For the three months ended                                        1997             1996
March 31, 1997 and 1996                                       (Unaudited)      (Unaudited)
                                                              -----------      -----------
Cash flow from operating activities:
Net loss                                                       $  (4,413)       $(111,400)
Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
    Depreciation and amortization                                218,565          229,546
    Changes in assets and liabilities:
        Increase in security deposits cash                        (5,585)         (26,033)
        Increase in other assets                                 (84,315)         (48,659)
        Decrease in accounts payable                                --           (197,085)
        Decrease in prepaid rent                                    --             (7,759)
        Increase in tenant security deposits                      11,766              383
        Increase (decrease) in other liabilities                  26,026          (40,433)
        Decrease in rent deferred credits                        (10,580)            --

Net cash provided by (used in) operating activities              151,464         (201,440)
                                                              -----------      -----------
Cash flows from investing activities:
    Additions to buildings and improvements                     (185,328)         (72,009)

Net cash used in investing activities                           (185,328)         (72,009)
                                                              -----------      -----------
Cash flows from financing activities:
    Principal payments on mortgage note                          (14,150)         (12,863)
    Cash distributions paid to partners                             --           (151,485)

Net cash used in financing activities                            (14,150)        (164,348)
                                                              -----------      -----------
Net increase (decrease) in cash and cash equivalents             (48,014)        (437,797)
                                                              -----------      -----------
Cash and cash equivalents, beginning of period                   384,491          575,510

Cash and cash equivalents, end of period                       $ 336,477        $ 137,713
                                                               =========        =========
Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                     $ 191,833        $ 193,120
                                                               =========        =========

                       See Notes to Financial Statements

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP



NOTES TO FINANCIAL STATEMENTS
March 31, 1997
(Unaudited)


1.       ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed consolidated financial statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting an financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's latest annual report on Form 10-KSB.

The accompanying consolidated financial statements reflect the partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1997.

2.       TAXABLE INCOME

The Partnership's results of operations on a tax basis are expected to differ from net income for financial reporting purposes primarily due to the accounting differences in the recognition of depreciation and amortization.

3.       RELATED PARTY TRANSACTIONS

Property management and asset management fees paid or accrued by the Partnership to affiliates of the general partner, totaled $52,725 and $59,820 during the three months ended March 31, 1997 and 1996, respectively. On March 15, 1996 the Partnership terminated Winthrop Management as the managing agent effective March 18, 1996 and appointed Insigna Management Corporation, an unaffiliated third party, to assume management of the properties.

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

The Partnership receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Partnership's properties are leased to tenants who are subject to leases of up to one year.

During the three months ended March 31, 1997, rental revenue and other income from the properties, along with interest income from the Partnership's short-term investments, was insufficient to cover: (i) all operating expenses and debt service of the properties and all administrative expenses of the partnership; and (ii) all capital improvements made to the properties during 1997. As a result, as of March 31, 1997, the Partnership's unrestricted cash balance had decreased to $336,477 from $384,491 at December 31, 1996.

It is expected that future rental revenue and other income from the Partnership's properties will be sufficient to cover all administrative expenses of the partnership and all operating expenses and debt service of the properties. The Partnership intends to continued to limit cash distributions to fund the capital improvement program. However, the performance of the Partnership's properties and its distributions policy will continue to be reviewed on a quarterly basis.

In addition, the ability of the Partnership's properties to improve operations may affect the liquidity of the Partnership. Inflation and changing economic conditions in the future could affect vacancy levels, rental payment defaults and operating expenses of the partnership's revenue, net income and liquidity.

The markets in which the properties are located, which had softened as a result of general economic conditions and difficulties in the real estate industry, have stabilized, and in some instances have started to show signs of recovery. In general, the age of the properties and the fact that capital improvements and ordinary maintenance were deferred by prior management had reduced the properties= competitiveness within their markets. In 1992, the partnership commenced a capital improvement program at each of the properties, which was estimated cost approximately $1.5 to $2.0 million over an approximate four-year period. From 1992 through 1996, the Partnership spent approximately $1,885,000 on capital improvements.

With respect to the capital improvement program, the Partnership has spent $85,328 for the three months ending March 31, 1997. The Partnership has budgeted an additional $371,082 for capital improvements during the remainder of 1997 which would include asphalt concrete work at Forestbrook, roof repairs at Sterlingwood, asphalt and common area improvements at Seasons Chase, and appliance replacement at all four properties. At two of the Partnership's four properties (Forestbrook and Sterlingwood Apartments) a portion of the capital improvement program is funded by replacement

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

reserves held by the mortgage lenders, with the balance being funded from operations. The balance of these replacement reserves was $569,633 at March 31, 1997. Capital improvements at the remaining two properties (Pelham Ridge and Seasons Chase Apartments) are funded from operations.


Results of Operations

The Partnership generated a net loss for three months ended March 31, 1997 of $4,413 as compared to a net loss of $111,400 for the three months March 31, 1996. Total income increased slightly as a result of a 1.3% increase in rental income and a 48% increase in other income for the first three months of 1997, as compared to the first three months of 1996, which was substantially offset by a decrease in interest income. Average rents at the properties have increased 4.7% since the first three months of 1996, while average occupancy has remained relatively at constant 89.7% compared to 88.8%. Sterlingwood experienced a slight increase in occupancy from 90.8% to 92.8%. Decreases in occupancy have occured at Forestbrook from 91.8% to 85.2% and Pelham Ridge from 89.4% to 88.9%. Seasons Chase had an increase from 87.4% to 89.2%. The decreases were caused primarily by non-renewals due to the rental increases and the limited number of qualified applicants seeking to rent units. A fire in September 1995 had left Season Chase with 13 units unavailable for occupancy. These units became availilable for rental during the second quarter of 1996 resulting in an increase in occupancy of approximately 3%. Rental revenues were negatively impacted by an increase in concessions from $3,067 in the quarter ended March 31, 1996 to $32,890 in the first quarter of 1997 in an effort to increase occupancy and compete in the current market.

Direct operating costs of the Partnership's properties decreased from $692,971 in the quarter ending March 31, 1996 to $609,604 in the quarter ending March 31, 1997. The decrease was primarily the result of a decrease in repair & maintenance costs of $59,100 and a decrease in insurance and real estate tax expenses of $16,166. The decrease in repair and maintenance expense was due to lower damage insurance claim expense of $2,519 compared to $68,296 in the first quarter of 1996. The remaining operating costs were maintained relatively at the same level as in the prior year. Debt service, interest and amortization expenses remained stable, while depreciation expenses of the Partnership increased as a result of capital spending in 1997.

The results of operations in future periods may differ from those for the three months ended March 31, 1997, due to inflation and changing economic conditions which could affect vacancy levels, rental rates and operating expenses.

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

ITEM 6 -EXHIBITS AND REPORTS ON FORM 8-K

Part II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

     a)     Ex. 27 - Financial Data Schedule
     b) Reports on Form 8-K. No report on Form 8-K was required to be filed during the period.

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SOUTHEASTERN INCOME PROPERTIES
                                 LIMITED PARTNERSHIP

                                 By:  Winthrop Southeastern Properties, Inc.
                                      Its General Partner


                                 By: Eight Winthrop Properties, Inc.,
                                     Its General Partner

                                 By: /s/Michael L. Ashner
                                     --------------------------------
                                     Michael L. Ashner
                                     Chief Executive Officer

                                 By: /s/Edward V. Williams
                                     --------------------------------
                                     Edward V. Williams
                                     Chief Financial Officer