Form 10QSB
period 1997-06-30
SOUTHEASTERN INCOME PROP LP
filed 1997-08-13
CIK 802969

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1997              Commission File Number 0-16848
                      -------------                                     -------


              SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
      (exact name of small business issuer as specified in its charter)

              Virginia                                 54-1350850
(State or other jurisdiction of         (I.R.S. Employer Identification No.
 incorporation or organization)

  One International Place, Boston, MA                     02110
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code     (617) 330-8600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          YES    X               NO_________

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------------
                                                                                        June 30,            December 31,
                                                                                          1997                  1996
                                                                                       (Unaudited)            (Audited)
----------------------------------------------------------------------------------------------------------------------------

ASSETS

Investment in real estate

     Land                                                                         $         1,817,097   $         1,817,097
     Buildings and building improvements                                                   18,846,822            18,735,741
     Personal property                                                                      4,292,670             4,197,445
                                                                                    ------------------    ------------------
                                                                                           24,956,589            24,750,283

     Less accumulated depreciation                                                         11,531,387            11,101,857
                                                                                    ------------------    ------------------
                                                                                           13,425,202            13,648,426
                                                                                    ------------------    ------------------

     Cash and cash equivalents                                                                501,165               384,491
     Tenant security deposits - funded                                                        158,971               111,422
     Loan cost, net accumulated amortization
       of $304,147 and $300,347                                                               117,500                 3,800
     Other assets                                                                             865,998               707,728
                                                                                    ------------------    ------------------
                                                                                            1,643,634             1,207,441
                                                                                    ------------------    ------------------
Total assets                                                                      $        15,068,836   $        14,855,867
                                                                                    ==================    ==================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities applicable to investment in real estate

     Mortgage payable                                                             $         7,987,747   $         8,016,389
Other liabilities
     Rent deferred credits                                                                      9,249                10,580
     Accrued interest payable                                                                  66,020                66,020
     Tenant security deposits liability                                                       168,292               116,129
     Other liabilities                                                                        303,736               159,240
                                                                                    ------------------    ------------------
Total liabilities                                                                           8,535,044             8,368,358

                                                                                    ------------------    ------------------

Partners' capital

     Limited partners' unit holders' $50,000 units authorized

      and outstanding                                                                       7,058,379             7,019,039
     Special limited partner                                                                 (486,646)             (493,126)
     General partner                                                                          (37,941)              (38,404)
                                                                                    ------------------    ------------------
     Total partners' capital                                                                6,533,792             6,487,509
                                                                                    ==================    ==================
Total liabilities and partners' capital                                           $        15,068,836   $        14,855,867
                                                                                    ==================    ==================

                        See notes to financial statements

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

PART 1 - FINANCIAL INFORMATION
STATEMENTS OF OPERATIONS
ITEM 1- FINANCIAL STATEMENTS


-----------------------------------------------------------------------------------------------------------------------
For the three and six months ended               Three months ended June 30,             Six months ended June 30,
June 30, 1997 and 1996                                   (Unaudited)                            (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
                                                    1997               1996               1997               1996
                                              -----------------   ---------------    ---------------    ---------------
Income

      Rental                                $        1,056,765  $        994,374   $      2,035,820   $      1,960,884
      Interest income                                    1,019             1,285              1,620              6,527
      Other income                                      79,394            54,251            155,209            105,509
                                              -----------------   ---------------    ---------------    ---------------
Total income                                         1,137,178         1,049,910          2,192,649          2,072,920
                                              -----------------   ---------------    ---------------    ---------------
Expenses
      Leasing                                           30,609            15,451             62,822             41,139
      Payroll and benefits                             142,943           125,010            277,807            276,363
      General and administrative                        34,663            37,888             64,447             62,340
      Management fees                                   73,672            46,517            135,090            106,337
      Utilities                                        104,257           103,087            219,605            220,973
      Repairs and maintenance                          146,892           155,200            304,716            367,867
      Insurance                                         25,554            16,652             48,055             43,152
      Taxes                                             66,782            45,083            131,965            119,688
                                              -----------------   ---------------    ---------------    ---------------
Total operating expenses                               625,372           544,888          1,244,507          1,237,859
                                              -----------------   ---------------    ---------------    ---------------

Other expenses
      Partnership expense                               54,854            60,529             85,204             79,301
      Interest expense                                 191,492           192,762            383,325            385,882
      Depreciation and amortization                    214,764           247,868            433,330            477,414
                                              -----------------   ---------------    ---------------    ---------------
Total expenses                                       1,086,482         1,046,047          2,146,366          2,180,456
                                              -----------------   ---------------    ---------------    ---------------

Net income (loss)                           $           50,696  $          3,863   $         46,283   $       (107,536)
                                              =================   ===============    ===============    ===============

Net income (loss) allocated to
    general partner                         $              507  $             39   $            463   $         (1,075)
                                              =================   ===============    ===============    ===============

Net income (loss) allocated to
     limited partner unit holders           $           43,092  $          3,824   $         39,340   $       (106,461)

                                              =================   ===============    ===============    ===============

Net income allocated to
     special limited partner                $            7,097  $       -          $          6,480   $       -
                                              =================   ===============    ===============    ===============

Net income (loss) allocated to each
unit                                        $             0.86  $            .08   $           0.79   $          (2.13)
                                              =================   ===============    ===============    ===============

Weighted average number of units
outstanding                                             50,000            50,000             50,000             50,000
                                              =================   ===============    ===============    ===============


                      See notes to financial statements

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL


----------------------------------------------------------------------------------------------------------------------------
For the six months ended June         Units of                              Special          Partner             Total
30, 1997 and 1996                      limited            General           limited            unit            partners'
(unaudited)                          partnership          partner           partner          holders            capital
                                      interest
----------------------------------------------------------------------------------------------------------------------------

Balance December 31, 1996                   50,000  $      (38,404)    $    (493,126)  $      7,019,039    $    6,487,509

Net income                                                     463             6,480             39,340            46,283
                                   ----------------   ----------------   --------------   ---------------    ---------------

Balance, June 30, 1997                      50,000  $      (37,941)    $    (486,646)   $     7,058,379    $    6,533,792
                                   ================   ================   ==============   ===============    ===============



Balance December 31, 1995                   50,000  $      (36,377)    $    (463,460)   $     7,340,048    $    6,840,211

Net loss                                                    (1,075)                -           (106,461)         (107,536)

Distributions                                               (1,504)          (21,204)          (128,777)         (151,485)
                                   ----------------   ----------------   --------------   ---------------    ---------------

Balance, June 30, 1996                      50,000  $      (38,956)    $    (484,664)   $     7,104,810    $    6,581,190
                                   ================   ================   ==============   ===============    ===============


                      See notes to financial statements

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------
For the six months ended                                                              1997                 1996
June 30, 1997 and 1996                                                             (Unaudited)         (Unaudited)
----------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
Net income (loss)                                                             $            46,283  $         (107,536)
Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation and amortization                                                        433,330             477,414
     Changes in assets and liabilities:
         (Increase) decrease in security deposits cash                                    (47,549)             17,811
         Increase in other assets                                                        (158,270)           (104,539)
         Decrease in accounts payable                                                           -            (199,400)
         Increase (decrease) in tenant security deposits                                   52,163                (935)
         Increase in other liabilities                                                    144,496              39,039
         Decrease in rent deferred credits                                                 (1,331)             (7,759)
                                                                                ------------------   -----------------

Net cash provided by operating activities                                                 469,122             114,095
                                                                                ------------------   -----------------

Cash flows from investing activities:
     Additions to rental property                                                        (206,306)           (144,594)
                                                                                ------------------   -----------------

Net cash used in investing activities                                                    (206,306)           (144,594)
                                                                                ------------------   -----------------

Cash flows from financing activities:
     Principal payments on mortgage note                                                  (28,642)            (26,086)
     Cash distributions paid to partners                                                        -            (151,485)
     Payment of loan cost                                                                (117,500)                  -
                                                                                ------------------   -----------------

Net cash used in financing activities                                                    (146,142)           (177,571)
                                                                                ------------------   -----------------

Net increase (decrease) in cash and cash equivalents                                      116,674            (208,070)

Cash and cash equivalents, beginning of period                                            384,491             575,510
                                                                                ------------------   -----------------

Cash and cash equivalents, end of period                                      $           501,165  $          367,440
                                                                                ==================   =================

Supplemental disclosure of cash flow information:


     Cash paid during the year for interest                                   $           383,325  $          385,882
                                                                                ==================   =================


                        See notes to financial statements

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
June 30, 1997
(Unaudited)

1.       ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed consolidated financial statements included herein have been prepared by Southeastern Income Properties Limited Partnership (the Partnership), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies conform with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

3.       RELATED PARTY TRANSACTIONS

Property and Asset management fees paid or accrued by the Partnership to an affiliate of the General Partner, totaled $ 0 and $51,131 during the six months ended June 30, 1997 and 1996, respectively. On March 15, 1996 the partnership terminated Winthrop Management as the managing agent effective March 18, 1996 and appointed an unaffiliated third party to assume management of the properties.

4.       RECLASSIFICATION

Certain items in the 1996 Statement of Operations have been reclassified to conform with the current year presentation.

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP



     5.   SUBSEQUENT EVENT

In July, 1997, the loan encumbering the Partnership's Forest Brook Apartment property, which matured, was refinanced. The new loan in the principal amount of $5,750,000 bears interest at 8.3% per annum, requires monthly principal and interest payments of approximately $45,528 and matures on August 1, 2007. A prepayment penalty is to be calculated under the terms of the loan if the loan is prepaid before May 3, 2007. In addition, the Partnership is required to make a monthly payment of $6,550 into a tenant improvement escrow account, which is held by lender. The Partnership is currently marketing the Forest Brook Apartment property for sale.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

All of the Partnership's real estate properties are residential properties with apartments leased to tenants pursuant to lease with original terms ranging from three to fourteen months. The Partnership receives rental income from its apartments and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Partnership uses working capital reserves provided from any undistributed cash flow from operations and proceeds from mortgage refinancings as its primary source of liquidity. For the long term, cash from operations is expected to remain the Partnership's primary source of liquidity, (i.e., until additional debt is refinanced or properties sold).

The level of liquidity based on cash and cash equivalents experienced a $116,674 increase at June 30, 1997, as compared to December 31, 1996. The increase was due to $469,122 of net cash provided by operating activities which was partially offset by $146,142 of cash used in financing activities and $206,306 of net cash used in investing activities. Financing activities consisted of $28,642 of mortgage principal payments and $117,500 of loan commitment fees. Investing activities consisted of improvements to real estate. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

The Partnership continues to make capital improvements to the properties to enhance their competitiveness within their markets. The Partnership spent $206,306 on capital improvements during the six months ended June 30, 1997, which was funded from operating cash and replacement reserves held by mortgage lenders. The Partnership anticipates it will spend approximately $189,000 for capital improvements during the balance of 1997. The Partnership expects to spend approximately $20,000 for structural improvements (doors and stairways) and $32,000 in roof replacements at Sterlingwood, and approximately $36,000 for deck replacement at Seasons Chase.

The Partnership invests its working capital reserves in a money market account. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements, and regular debt service payments until the mortgages mature.

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

In July, 1997, the loan encumbering the Partnership's Forest Brook Apartment property matured and was refinanced. The new loan in the principal amount of $5,750,000 bears interest at 8.3% per annum, requires monthly principal and interest payments of approximately $45,528 and matures on August 1, 2007. A prepayment penalty is to be calculated under the terms of the loan if the loan is prepaid before May 3, 2007. The Partnership is currently marketing the Forest Brook Apartment property for sale.

The loan encumbering the Partnership's Sterlingwood Apartments property matured on April 1, 1997. The loan has been extended until August 1, 1997. It is expected that the Partnership will be able to refinance this loan during the third quarter of 1997.

Results of Operations

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and 1996:

                                                     Average Occupancy
                                                 -------------------------

               Property                          1997                  1996
---------------------------------------       ------------          -----------
Forest Brook Apartments                           90%                  89%
Pelham Ridge Apartments                           88%                  88%
Seasons Chase Apartments                          92%                  89%
Sterlingwood Apartments                           95%                  93%

The Partnership generated net income for six months ended June 30, 1997 of $46,283 as compared to a net loss of $107,536 for the six months June 30, 1996. Net income for the three months ended June 30, 1997 was $50,696 as compared to net income of $3,863 for the three months ended June 30, 1996. Total income increased slightly as a result of a $74,936 increase in rental income and $49,700 increase in other income for the first six months of 1997, as compared to the first six months of 1996, which was partially offset by a decrease in interest income. Average rents at the properties have increased by approximately 2.0% and average occupancy has increased to 91% for the six months ended June 30, 1997 compared to 89% for the six months ended June 30, 1996.

Total operating expenses of the Partnership's properties increased from $1,237,859 to $1,244,507 or approximately .5% compared to the first six months of 1996. The increase was primarily the result of increased management fees, leasing and taxes partially offset by lower repairs and maintenance expenses. The decrease in repairs and maintenance was due to lower damage insurance claim expense of $53,729 in 1996 compared to $10,269 in the first six months of 1997. The remaining operating costs were maintained at approximately the same level as in the prior year. Debt service, interest and amortization expenses remained stable, while depreciation expenses of the Partnership decreased.

The results of operations in future periods may differ from those for the six months ended June 30, 1997, due to inflation and changing economic conditions which could affect vacancy levels, rental rates and operating expenses.

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

ITEM 6 -EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27. Financial Data Schedule

     (b) Reports on Form 8-K

         No report on Form 8-K were filed the three months ended June 30, 1997.

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SOUTHEASTERN INCOME PROPERTIES
                                   LIMITED PARTNERSHIP

                                   By:   Winthrop Southeastern Properties, Inc.
                                         Its General Partner

                                   By:   Eight Winthrop Properties, Inc.,
                                         Its General Partner

Date: August 14, 1997              By:   /s/ Michael L. Ashner
                                         ---------------------
                                         Michael L. Ashner
                                         Chief Executive Officer

Date: August 14, 1997              By:   /s/ Edward V. Williams
                                         ----------------------
                                         Edward V. Williams
                                         Chief Financial Officer