Form 10QSB
period 1997-09-30
SOUTHEASTERN INCOME PROP LP
filed 1997-11-14
CIK 802969

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1997        Commission File Number 0-16848
                      ------------------                               -------

               SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
       -----------------------------------------------------------------
       (exact name of small business issuer as specified in its charter)

             Virginia                                  54-1350850
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

Five Cambridge Center, Cambridge, MA                            02142-1493
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (617) 234-3000
                                                   --------------

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

PART 1 - FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS
BALANCE SHEETS
----------------------------------------------------------------------------------------------------
                                                                    September 30,       December 31,
                                                                        1997                1996
                                                                     (Unaudited)         (Audited)
----------------------------------------------------------------------------------------------------
                                     ASSETS

Investment in real estate
     Land                                                           $  1,817,097        $  1,817,097
     Buildings and building improvements                              18,886,487          18,735,741
     Personal property                                                 4,365,877           4,197,445
                                                                    ------------        ------------
                                                                      25,069,461          24,750,283

     Less accumulated depreciation                                    11,756,387          11,101,857
                                                                    ------------        ------------
                                                                      13,313,074          13,648,426
                                                                    ------------        ------------

     Cash and cash equivalents                                         1,055,305             384,491
     Tenant security deposits - funded                                   132,125             111,422
     Loan cost, net accumulated amortization
       of $21,725 and $300,347                                           262,466               3,800
     Other assets                                                        766,518             707,728
                                                                    ------------        ------------
                                                                       2,216,414           1,207,441
                                                                    ------------        ------------
Total assets                                                        $ 15,529,488        $ 14,855,867
                                                                    ============        ============

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities applicable to investment in real estate
     Mortgage payable                                               $  8,500,000        $  8,016,389
Other liabilities
     Accounts payable                                                     19,034              10,580
     Accrued interest payable                                            107,295              66,020
     Tenant security deposits liability                                  139,939             116,129
     Other liabilities                                                   128,956             159,240
                                                                    ------------        ------------
Total liabilities                                                      8,895,224           8,368,358
                                                                    ------------        ------------


Partners' capital
     Limited partners' unit holders' 50,000 units authorized
      and outstanding                                                  7,143,780           7,019,039
     Special limited partner                                            (472,580)           (493,126)
     General partner                                                     (36,936)            (38,404)
                                                                    ------------        ------------
     Total partners' capital                                           6,634,264           6,487,509
                                                                    ============        ============
Total liabilities and partners' capital                             $ 15,529,488        $ 14,855,867
                                                                    ============        ============

                        See notes to financial statements

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------
For the three and nine months ended    Three months ended September 30,   Nine months ended September 30,
September 30, 1997 and 1996                       (Unaudited)                        (Unaudited)
---------------------------------------------------------------------------------------------------------
                                           1997              1996               1997              1996
                                       -----------       -----------        -----------       -----------
Income
   Rental income                       $ 1,065,676       $   988,985        $ 3,101,496       $ 2,949,869
   Interest income                           7,417             1,760              9,037             8,287
   Other income                            100,503            64,553            259,964           170,062
                                       -----------       -----------        -----------       -----------
Total income                             1,173,596         1,055,298          3,370,497         3,128,218
                                       -----------       -----------        -----------       -----------

Expenses
   Leasing                                  29,650            35,323             93,532            76,462
   Payroll and benefits                    144,842           141,287            422,649           417,650
   General and administrative               62,353            37,010            126,380            99,349
   Management fees                          62,106            77,321            196,556           183,658
   Utilities                                95,725            99,865            315,330           320,838
   Repairs and maintenance                 159,800           200,708            464,516           563,610
   Insurance                                52,102            33,378            100,157            76,530
   Taxes                                    65,989            93,377            226,422           213,065
                                       -----------       -----------        -----------       -----------
Total operating expenses                   672,567           718,269          1,945,542         1,951,162
                                       -----------       -----------        -----------       -----------

Other expenses
   Partnership expense                      24,393            36,326             85,380           115,627
   Interest expense                        129,440           190,599            512,765           581,447
   Depreciation and amortization           246,724           242,199            680,055           719,613
                                       -----------       -----------        -----------       -----------
Total expenses                           1,073,124         1,187,393          3,223,742         3,367,849
                                       -----------       -----------        -----------       -----------

Net income (loss)                      $   100,472       $  (132,095)       $   146,755       $  (239,631)
                                       ===========       ===========        ===========       ===========

Net income (loss) allocated to
    general partner                    $     1,005       $    (1,320)       $     1,468       $    (2,396)
                                       ===========       ===========        ===========       ===========

Net income (loss) allocated to
    limited partner unit holders       $    85,401       $  (130,775)       $   124,741       $  (237,235)
                                       ===========       ===========        ===========       ===========


Net income allocated to
    special limited partner            $    14,066       $        --        $    20,546       $        --
                                       ===========       ===========        ===========       ===========

Net income (loss) allocated to
    each unit                          $      1.71       $     (2.61)       $      2.50       $     (4.74)
                                       ===========       ===========        ===========       ===========

Weighted average number of units
    outstanding                             50,000            50,000             50,000            50,000
                                       ===========       ===========        ===========       ===========

                        See notes to financial statements

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

------------------------------------------------------------------------------------------------------------------------
                                   Units of
For the nine months ended           limited                              Special            Partner             Total
September 30, 1997 and 1996       partnership         General            limited              unit            partners'
(unaudited)                        interest           partner            partner            holders            capital
------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1996              50,000       $   (38,404)       $  (493,126)       $ 7,019,039        $ 6,487,509

Net income                                 --             1,468             20,546            124,741            146,755
                                  -----------       -----------        -----------        -----------        -----------

Balance, September 30, 1997            50,000       $   (36,936)       $  (472,580)       $ 7,143,780        $ 6,634,264
                                  ===========       ===========        ===========        ===========        ===========



Balance December 31, 1995              50,000       $   (36,377)       $  (463,460)       $ 7,340,048        $ 6,840,211

Net loss                                   --            (2,396)                --           (237,235)          (239,631)

Distributions                              --               (15)            (1,470)          (150,000)          (151,485)
                                  -----------       -----------        -----------        -----------        -----------

Balance, September 30, 1996            50,000       $   (38,788)       $  (464,930)       $ 6,952,813        $ 6,449,095
                                  ===========       ===========        ===========        ===========        ===========

                        See notes to financial statements

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------
For the nine months ended                                                      1997                1996
September 30, 1997 and 1996                                                 (Unaudited)        (Unaudited)
----------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
Net income (loss)                                                           $   146,755        $  (239,631)
Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation and amortization                                              680,055            719,613
     Changes in assets and liabilities:
         (Increase) decrease in security deposits cash                          (20,703)            16,992
         Increase in other assets                                               (58,790)          (233,935)
         Increase (decrease) in accounts payable and accrued interest
         payable                                                                 49,729           (175,971)
         Increase (decrease) in tenant security deposits                         23,810             (4,978)
         (Decrease) increase in other liabilities                               (30,284)            61,611
                                                                            -----------        -----------

Net cash provided by operating activities                                       790,572            143,701
                                                                            -----------        -----------

Cash flows from investing activities:
     Additions to rental property                                              (319,178)          (244,169)
                                                                            -----------        -----------

Net cash used in investing activities                                          (319,178)          (244,169)
                                                                            -----------        -----------

Cash flows from financing activities:
     Principal payments on mortgages payable                                    (30,090)           (39,578)
     Satisfaction of mortgages payable                                       (7,986,299)                --
     Mortgages payable proceeds                                               8,500,000                 --
     Deferred financing cost                                                   (284,191)                --
     Cash distributions paid to partners                                             --           (151,485)
                                                                            -----------        -----------

Net cash provided by (used in) financing activities                             199,420           (191,063)
                                                                            -----------        -----------

Net increase (decrease) in cash and cash equivalents                            670,814           (291,531)

Cash and cash equivalents, beginning of period                                  384,491            575,510
                                                                            -----------        -----------


Cash and cash equivalents, end of period                                    $ 1,055,305        $   283,979
                                                                            ===========        ===========

Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                                 $   471,490        $   578,404
                                                                            ===========        ===========

                        See notes to financial statements

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
September 30, 1997
(Unaudited)

1.       ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed consolidated financial statements included herein have been prepared by Southeastern Income Properties Limited Partnership (the "Partnership") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies conform with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain amounts have been reclassified to conform to the September 30, 1997 presentation. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

3.       RELATED PARTY TRANSACTIONS

Property and asset management fees paid or accrued by the Partnership to an affiliate of the General Partner, totaled $31,255 and $58,535 during the nine months ended September 30, 1997 and 1996, respectively. On March 15, 1996 the partnership terminated Winthrop Management as the managing agent effective March 18, 1996 and appointed an unaffiliated third party to assume management of the properties.

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

4.       REFINANCING

In July, 1997, the loan encumbering the Partnership's Forest Brook Apartment property matured and was refinanced. The new loan in the principal amount of $5,750,000 bears interest at 8.3% per annum, requires monthly principal and interest payments of approximately $45,528 and matures on August 1, 2007. A prepayment penalty is to be calculated under the terms of the loan, if the loan is prepaid before May 3, 2007.

On April 1, 1997, the loan encumbering the Partnership's Sterlingwood Apartments property matured. The loan was extended until August 1, 1997. On August 27, 1997 the loan was refinanced. The new loan, in the principal amount of $2,750,000 bears interest at 7.625%, requires monthly principal and interest payments of approximately $20,546 and matures on September 1, 2007.

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Liquidity and Capital Resources

All of the Partnership's real estate properties are residential properties with apartments leased to tenants pursuant to lease agreements with original terms ranging from three to fourteen months. The Partnership receives rental income from its apartments and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Partnership uses working capital reserves provided from any undistributed cash flow from operations and proceeds from mortgage refinancings as its primary source of liquidity. For the long term, cash from operations is expected to remain the Partnership's primary source of liquidity, (i.e., until additional debt is refinanced or properties are sold).

The level of liquidity based on cash and cash equivalents experienced a $670,814 increase at September 30, 1997, as compared to December 31, 1996. The increase was due to $790,572 of net cash provided by operating activities and $199,420 of cash provided by financing activities which was partially offset by $319,178 of net cash used in investing activities. Financing activities consisted of new mortgage notes payable of $8,500,000 offset by the payoff of the previous mortgage notes payable of $7,986,299, $30,090 of mortgage principal payments and $284,191 of loan costs. Investing activities consisted of improvements to real estate. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

The Partnership continues to make capital improvements to the properties to enhance their competitiveness within their markets. The Partnership spent

$319,178 on capital improvements during the nine months ended September 30, 1997, which was funded from operating cash and replacement reserves held by mortgage lenders. The Partnership anticipates it will spend approximately $76,000 for capital improvements during the balance of 1997.

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

The loan encumbering the Partnership's Sterlingwood Apartments property matured on April 1, 1997. The loan was extended until August 1, 1997. On August 27, 1997, the loan was refinanced. The new loan in the principal amount of $2,750,000 bears interest at 7.625% , requires monthly principal and interest payments of approximately $20,546 and matures on September 1, 2007.

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION (Continued)

Results of Operations

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1997 and 1996:

                                                   Average Occupancy
                                               -------------------------

        Property                            1997                       1996
----------------------------            -----------                -----------
Forest Brook Apartments                     91%                        89%
Pelham Ridge Apartments                     90%                        86%
Seasons Chase Apartments                    92%                        89%
Sterlingwood Apartments                     96%                        93%

The Partnership generated net income for the nine months ended September 30, 1997 of $146,755 as compared to a net loss of $239,631 for the nine months September 30, 1996. Net income for the three months ended September 30, 1997 was $100,472 as compared to net loss of $132,095 for the three months ended

September 30, 1996. Total income increased 7.7% as a result of a $151,627 increase in rental income and $89,902 increase in other income for the first nine months of 1997, as compared to the first nine months of 1996. Average rents at the properties have increased by approximately 2% and average occupancy has increased to 92% for the nine months ended September 30, 1997 compared to 89% for the nine months ended September 30, 1996.

Total operating expenses of the Partnership's properties remained relatively constant, decreasing from $1,951,162 for the nine months ended September 30, 1996 to $1,945,542 for the nine months ended September 30, 1997. The decrease was the result of decreased repairs and maintenance and utilities expenses, which were partially offset by an increase in management fees, leasing, insurance, general and administrative and tax expense. The remaining operating costs were maintained at approximately the same level as in the prior year. Interest expense decreased by $68,682 for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 as a result of payoff of the previous mortgage notes and refinancing at lower interest rates. Amortization expenses remained stable, while depreciation expenses of the Partnership decreased.

The results of operations in future periods may differ from those for the nine months ended September 30, 1997, due to inflation and changing economic conditions which could affect vacancy levels, rental rates and operating expenses.

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

ITEM 6 -EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27. Financial Data Schedule

     (b) Reports on Form 8-K

         No report on Form 8-K was filed during the three months ended September 30, 1997.

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

                                  SOUTHEASTERN INCOME PROPERTIES
                                  LIMITED PARTNERSHIP

                                  By:   Winthrop Southeastern Properties, Inc.
                                        Its General Partner


                                  By:   Eight Winthrop Properties, Inc.,
                                        Its General Partner

Date: November 14, 1997           By:   /s/ Michael L. Ashner
                                        --------------------------------------
                                        Michael L. Ashner
                                        Chief Executive Officer


Date: November 14, 1997           By:   /s/ Edward V. Williams
                                        --------------------------------------
                                        Edward V. Williams
                                        Chief Financial Officer