Form 10KSB
period 1997-12-31
SOUTHEASTERN INCOME PROP LP
filed 1998-03-31
CIK 802969

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                                                                 Commission File
For the fiscal year ended December 31, 1997                      Number  0-16848
                          -----------------                            ---------

               SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Virginia                                               54-1350850
-------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or  organization)                             Identification  No.)

5 Cambridge Center, 9th Floor, Cambridge, Massachusetts                 02142
-------------------------------------------------------               ----------
   (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code: (617) 234-3000
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $4,494,000.

No market exists for the limited partnership interests of the Registrant and therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I
                                     ------

Item 1.  Description of Business.
         ------------------------

         Southeastern Income Properties Limited Partnership (the "Registrant") was organized under the Virginia Uniform Limited Partnership Act on November 21, 1985 for the purpose of acquiring, owning, operating, and ultimately selling existing residential apartment complexes located primarily in the southeastern United States. The general partner of the Registrant is Winthrop Southeast Limited Partnership, a Delaware limited partnership ("WSLP" or the "Managing General Partner"), whose general partner is Eight Winthrop Properties, Inc., a Delaware corporation ("Eight Winthrop"). Eight Winthrop, is a wholly owned subsidiary of First Winthrop Corporation which is controlled by Winthrop Financial Associates, A Limited Partnership ("WFA"). (See "Change in Control.")

         The Registrant was initially capitalized with contributions of $100 from the Original General Partner and $100 from SIP Assignor Corporation, a Virginia corporation (the "Assignor Limited Partner").In 1987, the Registrant sold, pursuant to a Registration Statement on Form S-11 (Registration No. 33-9085) filed with the Securities and Exchange Commission, 50,000 assignee units of limited partnership interest ("Units") at a purchase price of $500 per Unit (an aggregate of $25,000,000).

         The Registrant's only business is acquiring, owning, operating and ultimately selling residential apartment complexes. The Registrant invested $20,593,101 of the original offering proceeds (net of sales commissions and sales and organizational costs, but including acquisition fees and expenses) in four residential apartment properties. All four properties were acquired by the Registrant directly. See "Item 2, Description of Properties."

         On March 6, 1998, the Registrant entered into an agreement to sell its Forestbrook Apartments property to an unaffiliated third party for a purchase price of $6,550,000. This sale is conditioned upon the buyer being able to assume the existing loan encumbering the property. It is expected that this sale, if it is consummated, will close during the second quarter of 1998. There can be no assurance, however, that this sale will be consummated or, if consummated, that it will be sold at the current purchase price.

Employees
---------

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

         On March 18, 1996, Registrant appointed an unaffiliated management company to assume management of its properties. (See "Item 3, Legal Proceedings.") The provisions of the new management agreement are substantially similar to those of the Winthrop Management Agreement. The term of the existing management agreement is for one year, renewable annually.

Competition
-----------

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

Change in Control
-----------------

         On July 18, 1995 Londonderry Acquisition II Limited Partnership, a Delaware limited partnership ("Londonderry II"), an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, a general partner interest in W.L. Realty, L.P. ("W.L. Realty") and a sixty four percent (64%) limited partnership interest in W.L. Realty. WFA owns the remaining thirty-five percent (35%) limited partnership interest.

         As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, which in turn was, until October 27, 1997, the sole, and currently is the managing, general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II became the controlling entity of the Managing General Partner. In connection with the transfer of control, the officers and directors of Eight Winthrop resigned and new officers and directors were appointed. See "Item 9, Directors and Executive Officers of the Registrant."

Item 2.  Description of Property.
         -----------------------

         The following table sets forth the location, number of units, acquisition date, original acquisition cost and nature of interest held for the Registrant's residential apartment properties.

                                 No.                Partnership
                                 of   Acquisition   Acquisition  Nature
Property Name     Location      Units    Date           Cost     of Title
-------------   --------------  ----- -----------   -----------  --------
Sterlingwood    Roanoke, VA      162    11/27/85    $ 4,732,194  Fee
  Apts.                                                          Simple

Forestbrook     Charlotte, NC    262    8/28/86     $ 6,745,050  Fee
  Apts.(1)                                                       Simple

Seasons Chase   Greensboro, NC   225    8/18/87     $ 4,860,904  Fee
  Apts.                                                          Simple

Pelham Ridge    Greenville, SC   184    8/22/88     $ 4,254,953  Fee
  Apts.                                                          Simple
-------------------------------------------------------------------------
     TOTAL                       833                $20,593,101
=========================================================================

(1) Property is currently under contract for sale. See Item 1, "Description of Business."

         The following table sets forth the mortgage balance as of December 31, 1997, the interest rate, the amortization period, the maturity date and the principal balance due upon maturity.

                  12/31/97                                          Mortgage
                  Mortgage   Interest  Amortization   Maturity      Balance
Property Name     Balance     Rate       Period        Date       at Maturity
-------------    ----------  --------  ------------   --------    -----------

Sterlingwood     $2,741,000   7.625%      25 yrs.      9/01/07      $2,206,000
  Apts.(1)

Forestbrook      $5,729,000   8.3%        25 yrs.      8/01/07      $4,692,000
  Apts.(2)

Seasons Chase         -           -          -           -               -
  Apts.

Pelham Ridge          -           -          -           -               -
  Apts.

--------------------------------------------------------------------------------
     TOTAL       $8,470,000                                         $6,898,000
================================================================================

(1) On August 27, 1997, the loan encumbering Sterlingwood Apartments was refinanced. In addition to monthly payments of interest and principal, the Registrant is required to escrow monthly approximately $8,000 for taxes and insurance and $2,025 for tenant improvements. Furthermore, $252,228 which was held in a reserve account with the prior lender was transferred to a reserve account maintained by the new lender.

(2) On July 2, 1997, the loan encumbering Forestbrook Apartments was refinanced. In addition to monthly payments of interest and principal, the Registrant is required to escrow monthly approximately $7,000 for taxes and insurance and $6,500 for tenant improvements.


         The following table sets forth the average annual occupancy rate and per unit average monthly rental rate at the Registrant's properties for the years ended December 31, 1996 and 1997.

                Sterlingwood               Forestbrook              Seasons Chase              Pelham Ridge
           ----------------------    ----------------------     ----------------------    ----------------------

                         Average                   Average                    Average                   Average
  Year     Occupancy    Rent/Unit    Occupancy    Rent/Unit     Occupancy    Rent/Unit    Occupancy    Rent/Unit
  ----     ---------    ---------    ---------    ---------     ---------    ---------    ---------    ---------

  1996        92%        $434/mo       89.0%       $497/mo        88.0%       $460/mo        85%        $488/mo
  1997        94%        $437/mo        92%          $519          93%        $477/mo        90%        $495/mo

         Set forth below is a table showing the carrying value and accumulated depreciation and federal tax basis of each of the Registrant's properties as of December 31, 1997.

                                                                    Federal
                  Carrying    Accumulated                             Tax
Property Name       Value     Depreciation     Rate    Method        Basis
-------------    ----------   ------------   --------  ------     -----------

Sterlingwood     $ 5,278,000   $ 2,033,000   5-30 yrs    S/L      $ 1,955,000
  Apts.

Forestbrook      $ 8,172,000   $ 3,540,000   5-30 yrs    S/L      $ 2,904,000
  Apts.

Seasons Chase    $ 6,482,000   $ 3,774,000   5-30 yrs    S/L      $ 3,789,000
  Apts.

Pelham Ridge     $ 5,242,000   $ 2,606,000   5-30 yrs    S/L      $ 3,304,000
  Apts.

--------------------------------------------------------------------------------
     TOTAL       $25,174,000   $11,953,000                        $11,952,000
================================================================================


         The following table sets forth the realty tax d realty taxes paid for each Property in 1997.

                                      Tax                   Taxes
Property Name                         Rate                  Paid
------------------------            --------              --------
Sterlingwood Apts.                   1.230               $44,000

Forestbrook Apts.                    1.256               $90,000

Seasons Chase Apts.                  1.255               $71,000

Pelham Ridge Apts.                   2.944               $70,000

--------------------------------------------------------------------------------
     TOTAL                                               $275,000
================================================================================

         As noted under "Item 1, Description of Business", the real estate industry is highly competitive. All of the Properties of the Registrant are subject to competition from other apartment complexes in the area. The Registrant maintains property and liability insurance on it properties which the Registrant believes to be adequate. The apartment leases for the Registrant's properties are for a term of one year or less, and no tenant leases 10% or more of the available rental space. Except for necessary capital expenditures, the Registrant has no present intentions of investing any additional capital in the properties.

Item 3.  Legal Proceedings.
         -----------------

         Except as disclosed below, the Registrant is not a party, nor are any of its properties subject, to any material pending legal proceedings.

         National Loan Investors, L.P., Plaintiff v. Winthrop Management, First Winthrop Corporation, Winthrop Southeast Limited Partnership, Southeastern Income Properties, L.P., Southeastern Income Properties II, L.P. and Insignia Management Corporation, Defendant, HI-317-1 in the Circuit Court for the City of Richmond, Virginia.

         This matter was tried without a jury in the summer of 1997, but, to date, the court has not announced its ruling. The litigation arose out of loan to Winthrop Southeast, L.P., in the principal amount of $1,161,000.00, pursuant to a "Consolidated and Modified Note," dated August 8, 1991. National Loan Investors ("NLI"), the current Noteholder, sued for the entire balance on the note, in addition to all accrued interest and other damages, including punitive damages. NLI voluntarily dismissed the Registrant from this action during the trial.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         No matter was submitted to a vote of security holders during the period covered by this report.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.
         -----------------------------------------------------------------

         The Registrant is a partnership and thus has no common stock. There is currently no established public market in which the Units are traded, nor is it anticipated that a public market will develop. Trading in the Units is sporadic and occurs solely through private transactions.

         As of March 15, 1998 there were 2,580 holders of the 50,000 Units.

         No cash distributions were paid to holders of Units in 1997; however, cash distributions to holders of Units during 1996 amounted to approximately $150,000 (or $3.00 per Unit). See "Item 6, Management's Discussion and Analysis or Plan of Operation," for information relating to the Registrant's future distributions.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ---------------------------------------------------------

         The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Liquidity and Capital Resources
-------------------------------

         The Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Registrant's properties are leased to tenants who are subject to leases of up to one year.

         During the year ended December 31, 1997, rental revenue and other income from the properties, along with interest income from the Registrant's short-term investments, was sufficient to cover: (i) all operating expenses and debt service of the properties and all administrative expenses of the Registrant; as well as (ii) all capital improvements made to the properties during 1997. As of December 31, 1997 the Registrant's unrestricted cash balance had increased to $1,172,000 from $384,000 at the end of 1996. The increase was due to $889,000 of cash provided by operations and$170,000 of cash provided by financing activities which was partially offset by $272,000 net cash used for investing activities.

         Cash provided by operating activities increased primarily due to the improved net income of the properties. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various activities.

         Cash provided by financing activities consisted of $8,500,000 of proceeds received from refinancing the Registrant's Forestbrook and Sterlingwood properties, which was offset by $8,046,000 used for the repayment of existing first mortgages and $284,000 of costs incurred in connection with the refinancings.

         Cash used in investing activities consisted of $424,000 improvements to real estate partially funded by withdrawals from replacement reserves in the amount of $152,000.

         It is expected that future rental revenue and other income from the Registrant's properties will be sufficient to cover all administrative expenses of the Registrant and all operating expenses and debt service of the properties, as well as necessary capital improvements to the properties. The Registrant made a cash distributions to limited partners in January 1996 of $150,000 in the aggregate, or $3.00 per investment Unit through December 31, 1996; however, the Registrant intends to limit cash distributions to provide necessary funds for operations and funds for capital improvements. In addition, the Registrant is in the process of reviewing the status of all the properties with a view towards disposing of all its properties, depending upon property operations and market conditions. In this regard, on March 6, 1998, the Registrant entered into an agreement to sell its Forestbrook Apartments property to an unaffiliated third party for a purchase price of $6,550,000. This sale is conditioned upon the buyer being able to assume the existing loan encumbering the property. It is expected that this sale, if it is consummated, will close during the second quarter of 1998. There can be no assurance, however, that this sale will be consummated or, if consummated, that it will be sold at the current purchase price. Given the foregoing, the Registrant's distribution policy will be reviewed on a quarterly basis.

         On March 6, 1998, the Registrant entered into an agreement to sell its Forestbrook Apartments property to an unaffiliated third party for a purchase price of $6,550,000. This sale is conditioned upon the buyer being able to assume the existing loan encumbering the property. It is expected that this sale, if it is consummated, will close during the second quarter of 1998. There can be no assurance, however, that this sale will be consummated or, if consummated, at the current purchase price.


         On August 27, 1997, the loan encumbering Sterlingwood Apartments was refinanced. In addition to monthly payments of interest and principal, the Registrant is required to escrow monthly approximately $8,000 for taxes and insurance and $2,025 for tenant improvements. Furthermore, $252,228 which was held in a reserve account with the prior lender was transferred to a reserve account maintained by the new lender.

         On July 2, 1997, the loan encumbering Forestbrook Apartments was refinanced. In addition to monthly payments of interest and principal, the Registrant is required to escrow monthly approximately $7,000 for taxes and insurance and $6,500 for tenant improvements.

         As of December 31, 1997 the Registrant has $1,172,000 in unrestricted cash. The Registrant has invested, and expects to continue to invest, such amounts in money market instruments until required for partnership purposes. In addition, the Registrant has replacement reserves of $396,000 held by the mortgage lenders for Forestbrook and Sterlingwood Apartments. These funds are restricted under the terms of the mortgage loans for those two properties. The Registrant's total cash balance, both restricted and unrestricted, as of December 31, 1996, was therefore $1,568,000, which is expected to be sufficient to satisfy working capital requirements set forth in the Registrant's partnership agreement. The Registrant's partnership agreement requires the Registrant to retain reserves in an amount equal to at least 1% of capital contributions of unit holders.

         The ability of the Registrant's properties to improve operations may affect the liquidity of the Registrant. Inflation and changing economic conditions in the future could affect vacancy levels, rental payment defaults and operating expenses of the Registrant's properties, and thus, could affect the Registrant's revenue, net income and liquidity.

         The Registrant is dependent upon the General Partner for management and administrative services. The General Partner has completed an assessment and believes that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). Accordingly, it is not expected that the Registrant will incur any material costs associated with, or be materially affected by, the Year 2000 Issue.

Results of Operations
---------------------

         The Registrant generated net income of approximately $206,000 for the year ended December 31, 1997 as compared to a net loss of approximately $201,000 for the year ended December 31, 1996. The improved results were due to increased revenues while operating and other expenses declined.

         The Registrant's total revenue increased in 1997 to $4,494,000 from $4,239,000 in 1996. Revenue remained relatively constant for all the properties except for Seasons Chase, which had a 19% increase in rental revenue, reflecting continued stabilization of the local apartment markets and the positive effects of the capital improvement program. Overall, average rents for the Registrant's properties increased by 2.7%, to $486 in 1997 from $473 in 1996 which was augmented by an increase in average occupancy of 92% in 1997 from 89% in 1996. The most significant increase in revenue occurred at Seasons Chase, where average occupancy increased to 93% in 1997 from 87% in 1996.

         The Registrant's operating expenses decreased by 2.9% in 1997 to $2,579,000 from $2,646,000 in 1996, due primarily to decreases in repairs and maintenance, insurance and taxes which was partially offset by increases in leasing and general and administrative costs. Repairs and maintenance expense decreased primarily as a result of decreased carpeting repairs. Insurance expense decreased due to some worker's compensation rebates received. Taxes decreased due to a reduction in taxes at Sterlingwood. Leasing expenses increased as a result of higher advertising and commission expenses. General and administrative expenses increased due to higher legal and eviction expenses associated with the management company's attempt to upgrade the tenant profile at the properties.

Item 7.  Financial Statements.
         --------------------

               Southeastern Income Properties Limited Partnership

                                TABLE OF CONTENTS

                                                                      PAGE

INDEPENDENT AUDITORS' REPORT

FINANCIAL STATEMENTS

         BALANCE SHEETS

         STATEMENTS OF OPERATIONS

         STATEMENTS OF PARTNERS' CAPITAL

         STATEMENTS OF CASH FLOWS

         NOTES TO FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

To the Partners and Unit Holders of
Southeastern Income Properties Limited Partnership

         We have audited the accompanying balance sheets of Southeastern Income Properties Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeastern Income Properties Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

         As discussed in note H to the financial statements, on March 6, 1998, the Partnership entered into an agreement to sell a rental property. The rental property represents a significant portion of the Partnership's total assets and operations.

                                                /s/Reznick, Fedder & Silverman

Bethesda, Maryland
February 24, 1998, except for note H,
  as to which the date is March 6, 1998

               Southeastern Income Properties Limited Partnership

                                 BALANCE SHEETS

                                  December 31,

                                                                                     1997           1996

                                   ASSETS

Investment in rental property
    Land                                                                         $  1,817,096    $  1,817,097
    Buildings and building improvements                                            18,892,819      18,735,741
    Personal property                                                               4,463,982       4,197,445

                                                                                   25,173,897      24,750,283

    Less accumulated depreciation                                                  11,953,423      11,101,857

                                                                                   13,220,474      13,648,426

Cash and cash equivalents                                                           1,171,707         384,491
Tenant security deposits - funded                                                     126,575         111,422
Mortgage escrow deposits                                                               32,400          61,388
Reserve for replacements                                                              396,439         548,423
Loan costs, net of accumulated amortization of $12,089 and $300,347                   272,102           3,800
Other assets                                                                          288,020          97,917

                                                                                    2,287,243       1,207,441

                                                                                 $ 15,507,717    $ 14,855,867

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities applicable to investment in rental property
    Mortgages payable                                                            $  8,470,142    $  8,016,389

Other liabilities
    Accrued interest payable                                                           58,424          66,020
    Rent deferred credits                                                              16,841          10,580
    Tenant security deposits liability                                                133,763         116,129
    Other liabilities                                                                 134,924         159,240

        Total liabilities                                                           8,814,094       8,368,358


Partners' capital
    Limited partners' unit holders' 50,000 units authorized and outstanding at      7,194,236       7,019,039
        December 31, 1997 and 1996
    Special limited partner                                                          (464,270)       (493,126)
    General partner                                                                   (36,343)        (38,404)

        Total partners' capital                                                     6,693,623       6,487,509

                                                                                 $ 15,507,717    $ 14,855,867

                        See Notes to Financial Statements

               Southeastern Income Properties Limited Partnership

                             STATEMENT OF OPERATIONS

                            Years ended December 31,

                                                                      1997          1996

Income
    Rental                                                        $ 4,148,814   $ 3,930,774
    Interest income                                                    16,857        10,989
    Other income                                                      328,459       297,634

                                                                    4,494,130     4,239,397

Expenses
    Leasing                                                            99,301        84,921
    General and administrative                                        406,278       387,693
    Management fees                                                   261,242       249,773
    Utilities                                                         418,678       420,997
    Repairs and maintenance                                           923,560       990,358
    Insurance                                                         159,019       173,219
    Taxes                                                             308,662       339,379

        Total operating expenses                                    2,576,740     2,646,340

Other expenses
    Partnership expenses                                              113,852       120,119
    Interest expense                                                  729,969       771,613
    Depreciation and amortization                                     867,455       902,512

        Total expenses                                              4,288,016     4,440,584

        Net income (loss)                                         $   206,114   $  (201,187)

Net income (loss) allocated to general partner                    $     2,061   $    (2,012)

Net income (loss) allocated to limited partners' unit holders'    $   175,197   $  (171,009)

Net income (loss) allocated to special limited partner            $    28,856   $   (28,166)

Net income (loss) allocated to each unit                          $      3.50   $     (3.42)

Weighted average number of units outstanding - limited partners        50,000        50,000

                        See Notes to Financial Statements

               Southeastern Income Properties Limited Partnership

                         STATEMENT OF PARTNERS' CAPITAL

                     Years ended December 31, 1997 and 1996

                                       General       Special        Limited         Total
                                       partner       limited     partners' unit    partners'
                                                     partner        holders'       capital

Balance, December 31, 1995         $   (36,377)   $  (463,460)   $ 7,340,048    $ 6,840,211

Partner distributions ($3.00 per           (15)        (1,500)      (150,000)      (151,515)
    unit)

Net loss                                (2,012)       (28,166)      (171,009)      (201,187)

Balance December 31, 1996              (38,404)      (493,126)     7,019,039      6,487,509

Net income                               2,061         28,856        175,197        206,114

Balance, December 31, 1997         $   (36,343)   $  (464,270)   $ 7,194,236    $ 6,693,623

                        See Notes to Financial Statements

               Southeastern Income Properties Limited Partnership

                            STATEMENTS OF CASH FLOWS

                     Years ended December 31, 1997 and 1996

                                                                              1997            1996

Cash flows from operating activities
    Net income (loss)                                                    $   206,114    $  (201,187)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities
        Depreciation                                                         851,566        859,062
        Amortization                                                          15,889         43,450
        (Increase) decrease in tenant security deposits                      (15,153)        37,776
        Decrease in mortgage escrow deposits                                  28,988         78,766
        (Increase) decrease in other assets                                 (190,103)         1,289
        Decrease in accounts payable                                            --         (257,410)
        Decrease in accrued interest                                          (7,596)          --
        Increase (decrease) in rent deferred credits                           6,261         (7,759)
        Increase (decrease) in tenant security deposits liability             17,634        (19,221)
        Decrease in other liabilities                                        (24,316)       (63,080)

           Net cash provided by operating activities                         889,284        471,686

Cash flows from investing activities
    Investment in rental property                                           (423,614)      (369,583)
    Decrease (increase) in replacement reserves                              151,984        (88,262)

           Net cash used in investing activities                            (271,630)      (457,845)

Cash flows from financing activities
    Proceeds from mortgage loans                                           8,500,000           --
    Principal payments on mortgages                                       (8,046,247)       (53,345)
    Distributions to partners                                                   --         (151,515)
    Loan costs paid                                                         (284,191)          --

           Net cash provided by (used in) financing activities               169,562       (204,860)

           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  787,216       (191,019)

Cash and cash equivalents, beginning                                         384,491        575,510

Cash and cash equivalents, end                                           $ 1,171,707    $   384,491

Supplemental disclosure of cash flow information
    Cash paid during the year for interest                               $   737,565    $   771,613

                        See Notes to Financial Statements

               Southeastern Income Properties Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1996

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

In early 1992, the Unit Holders approved certain changes in (and amendments to) the Partnership Agreement, which converted K-A SIP to a special limited partner and admitted Winthrop Southeast Limited Partnership ("WSLP") as the sole general partner, effective February 12, 1992. K-A SIP retained its current capital account and adjusted capital contribution upon its conversion to special limited partner status. Under the revised Partnership Agreement, taxable income and loss is to be allocated 85% to Unit Holders, 14% to K-A SIP and 1% to WSLP. Federal tax regulations, however, limit allocations of net losses due to considerations as provided in Internal Revenue Section 704(b). As a result, the Partnership's 1996 federal tax return reflects a reallocation of losses only to the limited partners and WSLP. The revised Partnership Agreement also provides for K-A SIP and WSLP to receive .99% and .01%, respectively, of distributable cash from operations for the five-year period commencing February 12, 1992 and .88% and
 .12%, respectively, thereafter, until the Unit Holders have received their preferred return. After the Unit Holders have received a noncompounded, noncumulative annual cost return on their capital contributions, as adjusted for certain capital transactions, K-A SIP and WSLP will receive 14% and 1%, respectively, of distributable cash from operations for the five-year period commencing February 12, 1992 and 12.32% and 2.68%, respectively, thereafter. Winthrop Management (Winthrop), an affiliate of WSLP, served as the management agent for the properties from August 1, 1991 through March 17, 1996, and Insignia Management Group currently serves as the management agent for the properties effective March 18, 1996.

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

Investment in Rental Property
-----------------------------

The investment in rental property is recorded at cost. Depreciation is determined by the straight-line method over the estimated useful lives of the various assets. Estimated useful lives are 30 years for buildings and building improvements and 5 - 7 years for personal property.

Loan Costs
----------

Loan costs incurred in connection with obtaining financing on Forestbrook and Sterlingwood are being amortized over the terms of the loans.

Replacement Reserves
--------------------

Replacement Reserves are comprised of Partnership funds held by the Partnership's mortgage lenders, the use of which are limited to specific capital or other costs, and total $396,439 in 1997 and $548,423 in 1996, respectively. The Partnership Agreement requires the General Partner to maintain cash and reserves in an amount equal to at least 1% of the capital contributions of the Unit Holders.

Rental Income
-------------

Rental income is recognized as rents become due. Rental payments received in advance are deferred until earned. All leases between the partnership and the tenants of the property are operating leases.

Income Taxes
------------

No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

Use of Estimates
----------------

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

Net Income (Loss) Allocated to Each Unit
----------------------------------------

Net income (loss) allocable to each Limited Partner's Unit is computed using the weighted average number of units outstanding in each year.

Cash Equivalents
----------------

For purposes of the statements of cash flows, the Partnership considers all highly liquid investments with maturities of less than three months consisting of a money market fund to be cash equivalents. The carrying amount as of December 31, 1997 and 1996 of $355,265 and $-0-, respectively, approximates fair value because of the short maturity of these instruments.

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

NOTE C - MORTGAGES PAYABLE

The Partnership financed Forestbrook by obtaining a mortgage in December 1989 in the original amount of $5,726,600, payable in monthly installments of principal and interest of $47,050 starting February 1990 through January 1997, with a balloon payment due in January 1997 in the amount of $5,214,101. The loan bore interest at the rate of 9.5% per annum.


On July 2, 1997, the Partnership refinanced the mortgage with GMAC Commercial Mortgage Corporation in the aggregate amount of $5,750,000, payable in monthly installments of principal and interest of $45,528, commencing on September 1, 1997 through August 1, 2007, with a balloon payment due of approximately $4,692,016 along with any accrued but unpaid interest. The new loan bears interest at the rate of 8.3% per annum.

In connection with the refinancing, GMAC required that the property be transferred to a single-purpose entity. In this regard, Forestbrook Apartments was conveyed to SIP Forest Brook Limited Partnership, of which Forest Brook SIP Inc., a newly formed corporation, became the general partner, and Southeastern Income Properties Limited Partnership became the limited partner. SIP is the sole stockholder of Forest Brook SIP Inc. There is no effect to the financial statements.

The Partnership financed Sterlingwood by obtaining a mortgage in March 1990 in the original amount of $2,570,000, payable in monthly installments of principal and interest of $21,611 starting May 1990 through April 1997, with a balloon payment due in April 1997 in the amount of $2,500,963. The loan bore interest at the rate of 9.75% per annum.

On August 27, 1997, the Partnership refinanced the mortgage with GMAC Commercial Mortgage Corporation in the aggregate amount of $2,750,000 payable in monthly installments of principal and interest of $20,546 commencing on October 1, 1997 through September 1, 2007 with a balloon payment due of approximately $2,206,049 along with any accrued but unpaid interest. The new loan bears interest at the rate of 7.625% per annum.

Under agreements with the mortgage lender, the Partnership is required to make monthly escrow deposits for taxes, insurance and replacement of project assets.

The carrying amount of the Partnership's mortgages payable approximates their fair values.

The mortgages are secured by the property's Deeds of Trust and Security Agreements.

The liability of the Partnership under the mortgages is limited to the underlying values of the real estate plus other amounts deposited with the lender.

Aggregate annual maturities of the mortgages payable over each of the next five years are as follows:

          December 31, 1998     $ 112,702
                       1999       122,175
                       2000       132,365
                       2001       143,450
                       2002       155,466

NOTE D - RELATED-PARTY TRANSACTIONS

The Partnership has incurred management fees, accounting fees and investor servicing fees resulting from transactions with WSLP and Winthrop Management. The investor servicing fees for 1997 and 1996 were paid to First Winthrop Corporation.

        ------------------------------------------------------------------------
                                                1997                1996
        ----------------------------------------------------  ------------------
        Management                       $                -  $           52,307
        ------------------------------------------------------------------------
        Investor servicing                           38,028              34,776
        ------------------------------------------------------------------------
        Accounting                                        -               8,330
        ----------------------------------------------------  ------------------
                                         $           38,028  $           95,413
        ------------------------------------------------------------------------

The Partnership entered into a management agreement with Winthrop which provided for a management fee of 5% of gross revenues through March 17, 1996. The accounting fees were included in general and administrative expenses, and the investor servicing fees are included in management fees in the statements of operations.

The Partnership entered into a management agreement with Insignia Management Group("Insignia"), effective March 18, 1996, which provides for a management fee of 5% of gross revenues, as defined by the agreement. Management fees charged to operations and paid to Insignia during 1997 were $223,214. Insignia was an unaffiliated entity until October 28, 1997, as more fully described in note G.


NOTE E - INCOME TAXES AND PARTNERS' CAPITAL

The following is a reconciliation of the net income (loss) and partners' capital for financial statement purposes with the income (loss) and partners' capital for Federal income tax purposes:

----------------------------------------------------------------------------------------------------------------
                                                                                 1997               1996
--------------------------------------------------------------------------------------------  ------------------
Net income (loss) for financial statement purposes                        $         206,114  $        (201,187)
----------------------------------------------------------------------------------------------------------------
Excess of tax depreciation over depreciation for book purposes                     (143,560)          (108,307)
----------------------------------------------------------------------------------------------------------------
Other                                                                               (17,134)            (7,759)
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

Income (loss) for federal income tax purposes                             $          45,420  $        (317,253)
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
Partners' capital for financial statement purposes                        $       6,693,623  $       6,487,509
----------------------------------------------------------------------------------------------------------------
Cumulative effect of depreciation for federal income tax purposes in             (2,902,887)        (2,759,327)
    excess of depreciation for book purposes
----------------------------------------------------------------------------------------------------------------
Provision for investment property write down deducted for book purposes           2,150,000          2,150,000
    and not deductible for tax purposes
----------------------------------------------------------------------------------------------------------------


Other                                                                                (8,102)             9,032
----------------------------------------------------------------------------------------------------------------
Write-off of loan costs deductible for federal income tax purposes and             (120,253)          (120,253)
    not deductible for book purposes
----------------------------------------------------------------------------------------------------------------
Syndication costs not deductible for tax purposes                                 2,250,000          2,250,000
----------------------------------------------------------------------------------------------------------------
Recapitalization of Partnership for generally accepted accounting                  (396,817)          (396,817)
    principles and not included for federal income tax purposes
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
Partners' capital for federal income tax purposes                         $       7,665,564   $      7,620,144
----------------------------------------------------------------------------------------------------------------


    The difference between investment rental property for tax purposes and financial statement purposes for 1997 and 1996 is as follows:

    ----------------------------------------------------------------------------------------------------------------
                                                                                    1997                1996
    --------------------------------------------------------------------------------------------  ------------------

    Investment in rental property                                            $       13,220,474  $       13,648,426
    ----------------------------------------------------------------------------------------------------------------
    Investment in rental property - tax property                                     11,951,015          12,522,528
    --------------------------------------------------------------------------------------------  ------------------

    ----------------------------------------------------------------------------------------------------------------
                                                                             $        1,269,459  $        1,125,898
    ----------------------------------------------------------------------------------------------------------------

NOTE F - CONCENTRATION OF CREDIT RISK

At December 31, 1997, the Partnership has replacement reserve cash in the amount of $396,439 held by the mortgage lender. These accounts are insured by the Federal Deposit Insurance Corporation up to $100,000 an account. The uninsured portion of this balance at December 31, 1997 is $196,439. At December 31, 1997, the Partnership had bank deposits in excess of federally-insured limits by a total of $722,328.

NOTE G - OTHER INFORMATION

On October 28, 1997, Insignia Financial Group acquired 100% of the class B stock of First Winthrop Corporation, an affiliate of the general partner.

NOTE H - SUBSEQUENT EVENT

On March 6, 1998, the Partnership entered into an agreement to sell its Forestbrook Apartments property to an unaffiliated third party for a purchase price of $6,550,000. This sale is conditioned upon the buyer being able to assume the existing loan encumbering the property. Management expects that this sale, if it is consummated, will close during the second quarter of 1998. Management feels there can be no assurance, however, that this sale will be consummated or, if consummated, at the current purchase price.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
         ---------------------------------------------------------------

         None.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.
         --------------------------------------------------

         (a) Identification of Directors and Executive Officers.
             --------------------------------------------------

         The Registrant has no officers or directors. The Managing General Partner manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 1998, the names of the directors and executive officers of Eight Winthrop, the general partner of the Managing General Partner, and the position held by each of them, are as follows:

                                               Has served as a
                                               Director and/or
                                               Officer of the Managing
   Name                    Positions Held      General Partner since
   ----                    --------------      ---------------------

   Michael L. Ashner       Chief Executive     January 1996
                           Officer and
                           Director

   Edward Williams         Chief Financial     April 1996
                           Officer,
                           Vice President
                           and Treasurer

   Peter Braverman         Senior Vice         January 1996
                           President

   Carolyn Tiffany         Vice President      October 1995
                           and Clerk

         Michael L. Ashner, age 46, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Edward V. Williams, age 57, has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

         Peter Braverman, age 46, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Carolyn Tiffany, age 31, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany has been a Vice President in the asset management and investor relations departments of WFA.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties II Limited Partnership; and Winthrop Miami Associates Limited Partnership.

         Except as indicated above, neither the Registrant nor the Managing General Partner has any significant employees within the meaning of Item 401(b) of Regulation S-B. There are no family relationships among the officers and directors of the Managing General Partner.


         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10. Executive Compensation.
         ----------------------

         The Registrant is not required to and did not pay any compensation to the officers or directors of Eight Winthrop. Eight Winthrop does not presently pay any compensation to any of its officers and directors (See "Item 12, Certain Relationships and Related Transactions").

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

         (a) Security Ownership of Certain Beneficial Owners.
             -----------------------------------------------

         No person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding Units as of March 15, 1998. Under the Registrant's partnership agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

         (b) Security Ownership of Management.
             --------------------------------

         As of March 15, 1998, no officers, directors or partners of WFA, WSLP or Eight Winthrop own any Units of the Registrant.

         (c) Changes in Control.
             ------------------

         As of March 15, 1998, there exists no arrangement known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant, other than the following:

         In connection with the withdrawal of the Original General Partner and the substitution of WSLP as the Managing General Partner, WSLP entered into certain loan arrangements with NLI's predecessor, including the pledge of its general partnership interest. (See the 1991 Solicitation of Consents which is hereby incorporated by reference, and "Item 3, Legal Proceedings.") In the event NLI was successful in enforcing its remedies under the security agreement, NLI may claim an interest in the general partnership interest of the Registrant. WSLP disputes the validity of the security interest, and would vigorously defend any action, and raise, among other meritorious defenses, the fact that the transfer of the general partnership interest requires the consent of a majority of Unit holders.

Item 12. Certain Relationships and Related Transactions.
         ----------------------------------------------

         Under the Registrant's partnership agreement, the Managing General Partner and its affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Registrant.

         The following tables sets forth the amounts of the fees, commissions and cash distributions which the Registrant paid to or accrued for the account of the Managing General Partner and its affiliates for the years ended December 31, 1996 and 1997:

Recipient              Type of Compensation             1996        1997
--------------------   ---------------------------     -------     -------

WSLP                   Cash Distribution (1)           $    15     $    --
Winthrop Management    Property Management Fee (2)      52,000          --
First Winthrop Corp.   Investor Servicing Fee (3)       35,000      38,000
Winthrop Management    Accounting Services Fee (4)       8,000          --
                                                       -------     -------

    TOTAL:                                             $95,000     $38,000
                                                       =======     ========
================

(1) Equal to .01% of cash flow distributed to all partners of the Registrant.
(2) Equal to 5.0% of gross collected revenues of the Registrant's properties. Effective March 18, 1996, Property management services have been performed at the Registrant's properties by an unaffiliated third party.
(3) Equal to 1.0% of gross collected revenues of the Registrant's properties.
(4)      Equal to $2.50 per apartment unit per month.


Item 13. Exhibits and Reports on Form 8-K.
         --------------------------------

         (a) Exhibits - The Exhibits listed in the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said index.

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter covered by this report.

                                   SIGNATURES
                                   ----------

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

                             SOUTHEASTERN INCOME PROPERTIES
                             LIMITED PARTNERSHIP

                             By:  Winthrop Southeastern Limited
                                  Partnership,
                                  Its General Partner

                                  By:  Eight Winthrop
                                       Properties, Inc.,
                                       Its General Partner

                                       By: /s/ Michael L. Ashner
                                          -----------------------
                                          Michael L. Ashner
                                          Chief Executive Officer

                                          Date:  March 31, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name          Title                     Date
--------------          -----                     ----

/s/ Michael L. Ashner   Chief Executive           March 31, 1998
---------------------    Officer and Director
Michael L. Ashner

/s/Edward Williams      Chief Financial Officer   March 31, 1998
---------------------
Edward Williams

                                Index to Exhibits
                                -----------------

Exhibit
Number   Document
------   --------

2.1 Agreement and Addendum to Agreement by and among Glade M. Knight ("Knight"), Ben T. Austin, II ("Austin"), Winthrop Southeast Limited Partnership ("WSLP") and Investors Savings Bank, F.S.B. ("ISB") (the "Agreement") dated as of August 8, 1991 and effective as of August 16, 1991. [The exhibits to the Agreement have been omitted from the

         Agreement and are listed in the Agreement.] (Exhibit 2.1)(7)

2.2 Supplemental Agreement by and among WSLP, Knight and ISB (the "Knight Agreement") dated as of August 8, 1991 and effective as of August 16, 1991. [The exhibits to the Knight Agreement have been omitted from the Knight Agreement and are listed in the Knight Agreement.] (Exhibit 2.2)(7)

2.3 Supplemental Agreement and Addendum to Supplemental Agreement by and among WSLP, Austin and ISB dated as of August 8, 1991 and effective as of August 16, 1991. (Exhibit 2.3)(7)

2.4 Employment Agreement by and between WSLP and Austin dated as of August 8, 1991 and effective as of August 16, 1991. (Exhibit 2.4)(7)

2.5 Supplemental Agreement by and between WSLP and ISB dated as of August 8, 1991 and effective as of August 16, 1991. (Exhibit 2.5)(7)

3.1 Amended and Restated Certificate and Agreement of Limited Partnership of Southeastern Income Properties Limited Partnership. (Exhibit 4.1)(1)

3.2 First Amendment to Amended and Restated Certificate and Agreement of Limited Partnership of Southeastern Income Properties Limited Partnership dated as of February 17, 1987. (Exhibit 4.2)(1)

3.3 Second Amendment to Amended and Restated Certificate and Agreement of Limited Partnership of Southeastern Income Properties Limited Partnership dated as of March 16, 1987. (Exhibit 4.3)(1)

3.4 Third Amendment to Amended and Restated Certificate and Agreement of Limited Partnership of Southeastern Income Properties Limited Partnership dated as of April 30, 1987. (Exhibit 4.4)(1)

3.5 Fourth Amendment to Amended and Restated Certificate and Agreement of Limited Partnership of Southeastern Income Properties Limited Partnership dated as of May 28, 1987. (Exhibit 4.1)(2)

3.6 Fifth Amendment to Amended and Restated Certificate and Agreement of Limited Partnership of Southeastern Income Properties Limited Partnership dated as of June 29, 1987. (Exhibit 4.2)(2)

3.7 Sixth Amendment to Amended and Restated Certificate and Agreement of Limited Partnership of Southeastern Income Properties Limited Partnership dated as of February 12, 1992. (Exhibit 3.7)(8)


3.8      Articles of Incorporation of SIP Assignor Corporation. (Exhibit 3.6)(3)

3.9      Bylaws of SIP Assignor Corporation. (Exhibit 3.7)(3)

10.1 Apartment Management Agreement, dated February 12, 1992 between the Registrant and Winthrop Management (for Pelham Ridge Apartments). (Exhibit 10.5) (8)

10.2 Apartment Management Agreement, dated February 12, 1992 between the Registrant and Winthrop Management (for Forestbrook Apartments). (Exhibit 10.6)(8)

10.3 Apartment Management Agreement, dated February 12, 1992 between the Registrant and Winthrop Management (for Seasons Chase Apartments). (Exhibit 10.7) (8)

10.4 Apartment Management Agreement, dated February 12, 1992 between the Registrant and Winthrop Management (for Sterlingwood Apartments). (Exhibit 10.8) (8)

10.5 Property Acquisition Agreement between Southeastern Income Properties Limited Partnership and Knight Austin Corporation. (Exhibit 28.3)(1)

10.6 Real Estate Consulting Agreement between Southeastern Income Properties Limited Partnership and WFS Realty Corporation. (Exhibit 28.4)(1)

10.7 Rent Guarantee and Escrow Agreement for the Seasons Chase Apartments. (Exhibit 29.2)(5)

10.8 Novation to Rent Guarantee and Escrow Agreement for the Seasons Chase Apartments. (Exhibit 19.3)(5)

10.9     Rent Guarantee Agreement for the Pelham Ridge Apartments. (Exhibit
         10.3)(4)

10.10    Repair Supervisory Contract. (Exhibit 10.10)(6)

10.11    Supervisory Insurance Adjustment Contract. (Exhibit 10.11)(6)

10.12    Mortgage Brokerage and Consulting Agreement. (Exhibit 10.12)(6)

27.      Financial Data Schedule

------------------------
(1) Incorporated by reference to the exhibit shown in parentheses filed with the Commission in the Registrant's quarterly report on Form 10-Q for the quarter ended March 30, 1987.


(2) Incorporated by reference to the exhibit shown in parentheses filed with the Commission in the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1987.

(3) Incorporated by reference to the exhibit shown in parentheses filed with the Commission in the Registrant's registration statement on Form S-11 (Registration No. 33-9085).

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