Form 10QSB
period 1998-03-31
SOUTHEASTERN INCOME PROP LP
filed 1998-05-14
CIK 802969

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                 FORM 10-QSB
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1998         Commission File Number 0-16848
                      --------------                                -------

              SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
              --------------------------------------------------
      (exact name of small business issuer as specified in its charter)


     Virginia                                        54-1350850
----------------------                           ----------------------
(State of other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation of organizaiton)



Five Cambridge Center, Cambridge, MA                   02142
------------------------------------             -------------------
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code       (617) 234-3000
                                                       -------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                         YES   X        NO
                                            -------       -------

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS

------------------------------------------------------------------------------
                                                       March 31,    December 31,
                                                         1998           1997
                                                      (Unaudited)    (Audited)
------------------------------------------------------------------------------

ASSETS

Investment in real estate
    Land                                              $ 1,817,096   $ 1,817,096
    Buildings and  building improvements               18,892,819    18,892,819
    Personal property                                   4,539,645     4,463,982
                                                      -----------   -----------
                                                       25,249,560    25,173,897

    Less accumulated depreciation                      12,166,523    11,953,423
                                                      -----------   -----------
                                                       13,083,037    13,220,474
                                                      -----------   -----------

    Cash and cash equivalents                           1,320,256     1,171,707
    Tenant security deposits - funded                     122,685       126,575
    Mortgage escrow deposits                               57,450        32,400
    Reserves for replacements                             415,615       396,439
    Loan cost, net accumulated amortization of
      $19,089 and $12,089                                 265,102       272,102
    Other assets                                          328,680       288,020
                                                      -----------   -----------
                                                        2,509,788     2,287,243
                                                      -----------   -----------

Total assets                                          $15,592,825   $15,507,717
                                                      ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities applicable to investment in real estate

    Mortgage payable                                  $ 8,454,616   $ 8,470,142
Other liabilities
    Rent deferred credits                                  21,693        16,841
    Accrued interest payable                               99,424        58,424
    Tenant security deposits liability                    130,474       133,763
    Other liabilities                                     134,414       134,924
                                                      -----------   -----------
Total liabilities                                       8,840,621     8,814,094
                                                      -----------   -----------

Partners' capital
    Limited partners' unit holders 50,000
      units authorized and outstanding                  7,244,030     7,194,236
    Special limited partner                              (456,069)     (464,270)
    General partner                                       (35,757)      (36,343)
                                                      -----------   -----------
    Total partners' capital                             6,752,204     6,693,623
                                                      -----------   -----------
Total liabilities and partners' capital               $15,592,825   $15,507,717
                                                      ===========   ===========

                      See notes to financial statements

               SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

                          STATEMENT OF OPERATIONS


For the three months ended March 31, 1998 and 1997

                                                         1998      1997
                                                    (Unaudited) (Unaudited)
                                                    ----------  ----------
Income
  Rental                                            $1,054,785  $  979,055
  Interest income                                        7,040         601
  Other income                                          55,295      75,815
                                                    ----------  ----------
   Total income                                      1,117,120   1,055,471
                                                    ----------  ----------

Expenses
  Leasing                                               27,109      32,213
  General and administrative                            81,506      78,092
  Management fees                                       64,197      61,418
  Utilities                                            125,085     115,348
  Repairs and maintenance                              194,224     219,814
  Insurance                                             42,291      35,296
  Taxes                                                 79,359      76,116
                                                    ----------  ----------
    Total operating expenses                           613,771     618,297


Other expenses
  Partnership expense                                   46,498      31,189
  Interest expense                                     178,170     191,833
  Depreciation and amortization                        220,100     218,565
                                                    ----------  ----------
    Total expenses                                   1,058,539   1,059,884
                                                    ----------  ----------


Net income (loss)                                   $   58,581  $   (4,413)
                                                    ==========  ==========
Net income (loss) allocated to general
  partner                                           $      586  $      (44)
                                                    ==========  ==========
Net income (loss) allocated to limited
  partner unit holders                              $   49,794  $   (3,751)
                                                    ==========  ==========
Net income (loss) allocated to special
  limited partner                                   $    8,201  $     (618)
                                                    ==========  ==========
Net income (loss) allocated to each unit            $     1.00  $     (.08)
                                                    ==========  ==========
Weighted average number of units outstanding            50,000      50,000
                                                    ==========  ==========

                    Set notes to financial statements

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

-------------------------------------------------------------------------------
For the three months ended                 Special      Partners       Total
March 31, 1998 and 1997       General      limited        unit        partners'
(unaudited)                   partner      partner       holders       capital
-------------------------------------------------------------------------------
Balance December 31, 1996  $   (38,404) $   (493,126) $  7,019,039  $ 6,487,509
Net loss                           (44)         (618)       (3,751)      (4,413)
                           -----------  ------------  ------------  ------------
Balance, March 31, 1997    $   (38,448) $   (493,744) $  7,015,288  $ 6,483,096
                           ===========  ============  ============  ===========


Balance December 31, 1997  $   (36,343) $   (464,270) $  7,194,236  $ 6,693,623
Net income                         586         8,201        49,794       58,581
                           -----------  ------------  ------------  -----------
Balance, March 31, 1998    $   (35,757) $   (456,069) $  7,244,030  $ 6,752,204
                           ===========  ============  ============  ===========


Note: Units of Limited Partnership Interest for both March 31, 1997 and March 31, 1998 were 50,000.





                      See notes to financial statements

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------
For the three months ended                             1998         1997
March 31, 1998 and 1997                             (Unaudited)  (Unaudited)
-------------------------------------------------------------------------------
Cash flow from operating activities:
Net income (loss)                                   $   58,581    $ (4,413)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
  Depreciation and amortization                        220,100     218,565
  Changes in operating assets and liabilities
    Security deposits - funded                           3,890      (5,585)
    Mortgage escrow deposits                           (25,050)    (46,041)
    Other assets                                       (40,660)    (17,064)
    Accrued interest payable                            41,000        -
    Rent deferred credits                                4,852     (10,580)
    Tenant security deposits                            (3,289)     11,766
    Other liabilities                                     (510)     26,026
                                                     ---------    --------
Net cash provided by operating activities              258,914     172,674
                                                     ---------    --------
Cash flows from investing activities:
  Additions to buildings and improvements              (75,663)   (185,328)
  Additions to replacement reserves                    (19,176)    (21,210)
                                                     ---------    --------
Net cash used in investing activities                  (94,839)   (206,538)
                                                     ---------    --------
Cash flows from financing activities:
  Principal payments on mortgage note                  (15,526)    (14,150)
                                                     ---------    --------
Net cash used in financing activities                  (15,526)    (14,150)
                                                     ---------    --------
Net increase (decrease) in cash and cash equivalents   148,549     (48,014)

Cash and cash equivalents, beginning of period       1,171,707     384,491
                                                     ---------    --------
Cash and cash equivalents, end of period            $1,320,256    $336,477
                                                     =========    ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest            $  137,170    $191,833
                                                     =========    ========

                     See notes to financial statements

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
March 31, 1998
(Unaudited)


1. ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed consolidated financial statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10KSB. Certain amounts have been reclassified to conform to the March 31, 1998 presentation.

The accompanying consolidated financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1998.

2. TAXABLE INCOME

The Partnership's results of operations on a tax basis are expected to differ from net income for financial reporting purposes primarily due to the accounting differences in the recognition of depreciation and amortization.

3. RELATED PARTY TRANSACTIONS

Asset management fees paid or accrued by the Partnership to affiliates of the General Partner, totaled $8,693 during the three months ended March 31, 1998 and 1997, respectively.

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

During the quarter ended March 31, 1998, rental revenue and other income from the properties, along with interest income from the Partnership's short-term investments, was sufficient to cover all operating expenses and debt service of the properties and all administrative expenses of the Partnership, as well as all capital improvements made to the properties during the quarter. As of March 31, 1998, the Partnership's unrestricted cash balance had increased to $1,320,256 from $1,171,707 at the end of 1997. The increase was due to $258,914 of cash provided by operating activities which was partially offset by $94,839 net cash used for investing activities and $15,526 of cash used for mortgage principal reductions.

Cash provided by operating activities increased primarily due to the improved net income of the properties. All other increases (decreases) in certain operating assets and liabilities are the result of the timing of receipt and payment of various activities.

Cash used in investing activities consisted of $75,663 in improvements to real estate as well as funding replacement reserves in the amount of $19,176.

In April 1998, the Partnership declared a distribution of approximately $365,000, or $7.19 per limited partnership unit. It is expected that future rental revenue and other income from the Partnership's properties will continue to be sufficient to cover all administrative expenses of the Partnership and all operating expenses and debt service of the properties. The Partnership intends to continue to limit cash distributions to fund capital improvements. The performance of the Partnership's properties and its distributions policy, however, will continue to be reviewed on a quarterly basis.

On March 6, 1998, the Partnership entered into an agreement to sell its Forestbrook Apartments property to an unaffiliated third party for a purchase price of $6,550,000. This sale is conditioned upon the buyer being able to assume the existing loan encumbering the property. It is expected that this sale, if consummated, will close during the second quarter of 1998. There can be no assurance, however, that this sale will be consummated or, if consummated, at the current purchase price.

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

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION (Continued)

Liquidity and Capital Resources (Continued)
-------------------------------

The markets in which the properties are located, which had softened as a result of general economic conditions and difficulties in the real estate industry, have stablized, and in some instances have started to show signs of recovery. In general, the age of the properties and the fact that capital improvements and ordinary maintenance were deferred by prior management had reduced the properties competitiveness within their markets.

As of March 31, 1998, the Partnership has $1,320,256 in unrestricted cash. The Partnership has invested, and expects to continue to invest, such amounts in money market instruments until required for Partnership purposes. In addition, the Partnership has replacement reserves of $415,615 held by the mortgage lenders for Forestbrook and Sterlingwood Apartments. These funds are restricted under the terms of the mortgage loans for those two properties. The Partnership's total cash balance, both restricted and unrestricted, as of March 31, 1998, was therefore $1,735,871, which is expected to be sufficient to satisfy working capital requirements set forth in the partnership agreement. The partnership agreement requires the Partnership to retain reserves in an amount equal to at least 1% of capital contributions of unit holders.

The Partnership is dependent upon the General Partner for management and administrative services. The General Partner has completed an assessment and believes that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). Accordingly, it is not expected that the Partnership will incur any material costs associated with, or be materially affected by, the Year 2000 Issue.

Results of Operations
---------------------

The Partnership generated net income of $58,581 for the quarter ended March 31, 1998, as compared to a net loss of $4,413 for the quarter ended March 31, 1997. The improved results were due to increased revenues while operating and other expenses remained relatively stable.

The Partnership's total revenue increased in 1998 to $1,117,120 from $1,055,471 in 1997, primarily due to increased rental revenue and intereset income partially offset by decreased other income. Rental revenue increased due to higher average rents and higher average occupancy. Overall, average rents for the Partnership's properties increased by 2.3%, to $495 per month in 1998 from $484 per month in 1997, which was augmented by an increase in average occupancy of 90% in 1998 from 89% in 1997. Interest income increased due to higher average cash balances available for investment. Other income decreased in 1998 compared to 1997 due to decreases in lease termination fees, forfeited deposits and late fees as a result of a more stabilized tenant population.

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION (Continued)

Results of Operations (Continued)
---------------------

The Partnership's operating expenses decreased in 1998 to $613,771 from $618,297 in 1997, due primarily to decreases in repairs and maintenance, which was partially offset by increases in utilities. Repairs and maintenance expense decreased primarily as a result of decreased carpeting repairs. Utilities expense increased primarily due to higher water and sewerage expense. The increase reflects high volume usage and increased rates. The remaining operating expenses were relatively stable for the comparable period.

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
       (a) Exhibit 27 - Financial Data Schedule

       (b) Reports on Form 8-K. No report on Form 8-K was required to be filed during the period.

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

                                 SOUTHEASTERN INCOME PROPERTIES
                                 LIMITED PARTNERSHIP

                                 By: Winthrop Southeastern Limited Partnership
                                     Its General Partner

                                 By: Eight Winthrop Properties, Inc.,
                                     Its General Partner

                                 By: /s/ Michael L. Ashner
                                     ------------------------
                                     Michael L. Ashner
                                     Chief Executive Officer

                                 By: /s/ Edward V .Williams
                                     ------------------------
                                     Edward V .Williams
                                     Chief Financial Officer

Dated:  May 13, 1998