Form 10QSB
period 1998-06-30
SOUTHEASTERN INCOME PROP LP
filed 1998-08-12
CIK 802969

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1998           Commission File Number 0-16848
                      -------------                                  -------



              SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
              --------------------------------------------------
                        (exact name of small business
                      issuer as specified in its charter)

                Virginia                               54-1350850
  -------------------------------         ------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)



  Five Cambridge Center, Cambridge, MA                         02142
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code            (617) 234-3000
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
          BALANCE SHEETS

          ------------------------------------------------------------------------------------------------------------------
                                                                                           June 30,          December 31,
                                                                                             1998                1997
                                                                                         (Unaudited)          (Audited)
          ------------------------------------------------------------------------------------------------------------------

          ASSETS

          Investment in real estate
              Land                                                                   $        1,817,096  $        1,817,096
              Buildings and  building improvements                                           18,892,819          18,892,819
              Personal property                                                               4,648,791           4,463,982
                                                                                       -----------------   -----------------
                                                                                             25,358,706          25,173,897

              Less accumulated depreciation                                                  12,341,423          11,953,423
                                                                                       -----------------   -----------------
                                                                                             13,017,283          13,220,474
                                                                                       -----------------   -----------------

              Cash and cash equivalents                                                       1,235,697           1,171,707
              Tenant security deposits - funded                                                 120,824             126,575
              Mortgage escrow deposits                                                          126,072              32,400
              Reserves for replacements                                                         447,889             396,439
              Loan cost, net accumulated amortization of $26,089
                and $12,089                                                                     258,102             272,102
              Other assets                                                                      212,717             288,020
                                                                                       -----------------   -----------------
                                                                                              2,401,301           2,287,243
                                                                                       -----------------   -----------------

          Total assets                                                               $       15,418,584  $       15,507,717
                                                                                       =================   =================

          LIABILITIES AND PARTNERS' CAPITAL

          Liabilities applicable to investment in real estate
              Mortgage payable                                                       $        8,426,896  $        8,470,142
          Other liabilities
              Rent deferred credits                                                              26,626              16,841
              Accrued interest payable                                                           58,424              58,424
              Tenant security deposits liability                                                122,068             133,763
              Other liabilities                                                                 216,685             134,924
                                                                                       -----------------   -----------------
          Total liabilities                                                                   8,850,699           8,814,094
                                                                                       -----------------   -----------------

          Partners' capital
              Limited partners' unit holders 50,000 units authorized
                and outstanding                                                               7,037,750           7,194,236
              Special limited partner                                                         (435,773)           (464,270)
              General partner                                                                  (34,092)            (36,343)
                                                                                       -----------------   -----------------
               Total partners' capital                                                        6,567,885           6,693,623
                                                                                       =================   =================
          Total liabilities and partners' capital                                    $       15,418,584  $       15,507,717
                                                                                       =================   =================


                       See notes to financial statements
                                     - 2 -

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------
For the three and six months ended               Three months ended June 30,             Six months ended June 30,
June 30, 1998 and 1997                                   (Unaudited)                            (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
                                                    1998               1997               1998               1997
                                              -----------------   ---------------    ---------------    ---------------
Income
      Rental                                $        1,059,286  $      1,056,765   $      2,114,071   $      2,035,820
      Interest income                                    3,661             1,019             10,701              1,620
      Other income                                      70,850            79,394            126,145            155,209
                                              -----------------   ---------------    ---------------    ---------------
Total income                                         1,133,797         1,137,178          2,250,917          2,192,649
                                              -----------------   ---------------    ---------------    ---------------

Expenses
      Leasing                                           20,482            30,609             47,591             62,822
      General and administrative                        87,535            89,268            169,041            167,360
      Management fees                                   64,609            73,672            128,806            135,090
      Utilities                                         88,430           104,257            213,515            219,605
      Repairs and maintenance                          187,352           212,178            381,576            431,992
      Insurance                                         41,130            39,044             83,421             74,340
      Taxes                                             91,822            77,182            171,181            153,298
                                              -----------------   ---------------    ---------------    ---------------
Total operating expenses                               581,360           626,210          1,195,131          1,244,507

Other expenses
      Partnership expense                               15,330            54,015             61,828             85,204
      Interest expense                                 175,032           191,492            353,202            383,325
      Depreciation and amortization                    181,900           214,765            402,000            433,330
                                              -----------------   ---------------    ---------------    ---------------
Total expenses                                         953,622         1,086,482          2,012,161          2,146,366
                                              -----------------   ---------------    ---------------    ---------------

Net income                                  $          180,175  $         50,696   $        238,756   $         46,283
                                              =================   ===============    ===============    ===============

Net income allocated to
    general partner                         $            1,802  $            507   $          2,388   $            463
                                              =================   ===============    ===============    ===============

Net income allocated to
     limited partner unit holders           $          153,148  $         43,092   $        202,942   $         39,340
                                              =================   ===============    ===============    ===============

Net income allocated to
     special limited partner                $           25,225  $          7,097   $         33,426   $          6,480
                                              =================   ===============    ===============    ===============

Net income allocated to each unit           $             3.06  $           0.86   $           4.06   $           0.79
                                              =================   ===============    ===============    ===============

Weighted average number of units
    outstanding                                         50,000            50,000             50,000             50,000
                                              =================   ===============    ===============    ===============



                       See notes to financial statements

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP


                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

----------------------------------------------------------------------------------------------------------------

For the six months ended                                    Special            Partner              Total
June 30, 1998 and 1997              General partner         Limited              Unit             Partners'
(unaudited)                                                 Partner            Holders             capital
----------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997        $         (36,343)   $      (464,270)   $       7,194,236   $       6,693,623

Net income                                    2,388             33,426              202,942             238,756

Distributions                                  (137)            (4,929)            (359,428)           (364,494)
                                   ----------------     --------------     ---------------     ----------------

Balance, June 30, 1998            $         (34,092)   $      (435,773)   $       7,037,750   $       6,567,885
                                   ================     ==============     ================    ================


Balance, December 31, 1996        $         (38,404)   $      (493,126)   $       7,019,039   $       6,487,509

Net income                                      463              6,480               39,340              46,283
                                   ----------------     --------------     ---------------     ----------------

Balance, June 30, 1997            $         (37,941)   $      (486,646)   $       7,058,379   $       6,533,792
                                   ================     ==============     ================    ================


Note: Units of Limited Partnership Interest for both June 30, 1997 and June 30, 1998 were 50,000.



                       See notes to financial statements

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP


          STATEMENTS OF CASH FLOWS


          ------------------------------------------------------------------------------------------------------------------
          For the six months ended                                                           1998                1997
          June 30, 1998 and 1997                                                         (Unaudited)         (Unaudited)
          ------------------------------------------------------------------------------------------------------------------

          Cash flow from operating activities:
          Net income                                                                 $          238,756  $           46,283
          Adjustments to reconcile net income to
          net cash provided by operating activities:
              Depreciation and amortization                                                    402,000             433,330
              Changes in operating assets and liabilities
                   Security deposits - funded                                                     5,751            (47,549)
                   Mortgage escrow deposits                                                    (93,672)            (93,999)
                   Other assets                                                                  75,303            (21,851)
                   Tenant security deposits                                                    (11,695)              52,163
                   Other liabilities                                                             81,761             144,496
                   Rent deferred credits                                                          9,785             (1,331)
                                                                                       -----------------   -----------------

          Net cash provided by operating activities                                             707,989             511,542
                                                                                       -----------------   -----------------

          Cash flows from investing activities:
              Additions to buildings and improvements                                         (184,809)           (206,306)
              Additions to replacement reserves                                                (51,450)            (42,420)
                                                                                       -----------------   -----------------

          Net cash used in investing activities                                               (236,259)           (248,726)
                                                                                       -----------------   -----------------

          Cash flows from financing activities:
              Principal payments on mortgage note                                              (43,246)            (28,642)
              Cash distributions paid to partners                                             (364,494)                   -
              Payment of loan cost                                                                    -           (117,500)
                                                                                       -----------------   -----------------

          Net cash used in financing activities                                               (407,740)           (146,142)
                                                                                       -----------------   -----------------

          Net increase in cash and cash equivalents                                              63,990             116,674

          Cash and cash equivalents, beginning of period                                      1,171,707             384,491
                                                                                       -----------------   -----------------

          Cash and cash equivalents, end of period                                   $        1,235,697  $          501,165
                                                                                       =================   =================

          Supplemental disclosure of cash flow information:
              Cash paid during the year for interest                                 $          353,202  $          383,325
                                                                                       =================   =================



                       See notes to financial statements

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
June 30, 1998
(Unaudited)

1.       ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed consolidated financial statements included herein have been prepared by Southeastern Income Properties Limited Partnership (the "Partnership"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10KSB. Certain amounts have been reclassified to conform to the June 30, 1998 presentation.

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

3.       RELATED PARTY TRANSACTIONS

Asset management fees paid or accrued by the Partnership to affiliates of the General Partner, totaled $17,386 and $25,557 during the six months ended June 30, 1998 and 1997, respectively.

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

ITEM 2 -       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.). The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Partnership's properties are leased to tenants who are subject to leases of up to one year.

During the six months ended June 30, 1998, rental revenue and other income from the properties, along with interest income from the Partnership's short-term investments, was sufficient to cover all operating expenses and debt service of the properties and all administrative expenses of the Partnership, as well as all capital improvements made to the properties during the quarter. As of June 30, 1998, the Partnership's unrestricted cash balance had increased to $1,235,697 from $1,171,707 at the end of 1997. The increase was due to $707,989 of cash provided by operating activities which was partially offset by $236,259 net cash used for investing activities and $407,740 of cash used for mortgage principal reductions and cash distributions.

Cash provided by operating activities increased primarily due to the improved net income of the properties. All other increases (decreases) in certain operating assets and liabilities are the result of the timing of receipt and payment of various activities.

Cash used in investing activities consisted of $184,809 in improvements to real estate as well as funding replacement reserves in the amount of $51,450.

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

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

ITEM 2 -       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
               OPERATION (Continued)

Liquidity and Capital Resources (Continued)

The Partnership is in the process of reviewing the status of all the properties with a view towards disposing all of its properties, depending on property operations and market conditions. On March 6, 1998, the Partnership entered into an agreement to sell its Forestbrook Apartments property to an unaffiliated third party for a purchase price of $6,550,000. This sale is conditioned upon the buyer being able to assume the existing loan encumbering the property. It is expected that this sale, if consummated, will close during the third quarter of 1998. There can be no assurance, however, that this sale will be consummated or, if consummated, at the current purchase price.

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

The Partnership has invested, and expects to continue to invest, its unrestricted cash in money market instruments until required for Partnership purposes. In addition, the Partnership has replacement reserves of $447,889 held by the mortgage lenders for Forestbrook and Sterlingwood Apartments. These funds are restricted under the terms of the mortgage loans for those two properties. The Partnership's total cash balance, both restricted and unrestricted, as of June 30, 1998, was therefore $1,683,586, which is expected to be sufficient to satisfy working capital requirements set forth in the partnership agreement. The partnership agreement requires the Partnership to retain reserves in an amount equal to at least 1% of capital contributions of unit holders.

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

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

ITEM 2 -       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
               OPERATION (Continued)

Results of Operations

The Partnership generated net income of $238,756 for the six months ended June 30, 1998, as compared to net income of $46,283 for the six months ended June 30, 1997. The improved results were due to increased revenue and decreased operating and other expenses.

The Partnership's total revenue increased for the six months ended June 30, 1998 to $2,250,917 from $2,192,649 for the comparable period in 1997, primarily due to increased rental revenue and interest income partially offset by decreased other income. Rental revenue increased due to higher average rents and higher average occupancy. Overall, average rents for the Partnership's properties increased by 2.3%, to $495 per month in 1998 from $484 per month in 1997, while average occupancy was stable at 91% in 1998 and 1997. Occupancy at the Sterlingwood property dropped while the remaining three properties had increased occupancy sufficient to offset the decrease at Sterlingwood. Interest income increased due to higher average cash balances available for investment. Other income decreased in 1998 compared to 1997 due to decreases in lease termination fees, forfeited deposits and late fees as a result of a more stabilized tenant population.

The Partnership's operating expenses decreased in 1998 to $1,195,131 from $1,244,507 in 1997, due primarily to a decrease in repairs and maintenance expenditures, while the remaining operating expenses remained relatively stable. Repairs and maintenance expense decreased primarily as a result of decreased carpeting repairs. Other expenses reflect savings in all categories. Savings in partnership expense resulted from reduced professional fees. Interest expense decreased as a result of the refinancing of the Forestbrook mortgage loan in the third quarter of 1997. Reduced depreciation expense reflects the retirement of assets.

SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

 ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibit 27 - Financial Data Schedule
             27.  Financial Data Schedule, is filed as an Exhibit to this report

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

                             SOUTHEASTERN INCOME PROPERTIES
                             LIMITED PARTNERSHIP

                             By: Winthrop Southeastern Limited Partnership Its General Partner


                             By:     Eight Winthrop Properties, Inc.,
                                     Its General Partner

Date: August 12, 1998        By:     /s/ Michael L. Ashner
                                     ------------------------
                                     Michael L. Ashner
                                     Chief Executive Officer

                             By:     /s/ Edward V. Williams
                                     ------------------------
                                     Edward V. Williams
                                     Chief Financial Officer