Form 10QSB
period 1998-09-30
SOUTHEASTERN INCOME PROP LP
filed 1998-11-19
CIK 802969

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998

                                     OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________

                       Commission file number 0-16848

             Southeastern Income Properties Limited Partnership
             --------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

             Virginia                                   54-1350850
  --------------------------------       --------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

     Five Cambridge Center, Boston, MA                        02142-1493
  ----------------------------------------------        -----------------------
  (Address of principal executive office)                     (Zip Code)

      Registrant's telephone number, including area code (617) 234-3000

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X    No
                                                  -----    -----

                                   1 of 14

             SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
                       FORM 10-QSB SEPTEMBER 30, 1998

                       PART 1 - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

Consolidated Balance Sheets (Unaudited)


                                                           September 30,       December 31,
                                                               1998                1997
                                                           ------------        ------------
Assets

Real Estate, at cost:

Land                                                       $  1,398,951        $  1,817,096
Buildings and building improvements                          12,488,141          18,892,819
Personal property                                             3,333,686           4,463,982
                                                           ------------        ------------

                                                             17,220,778          25,173,897

Less:  Accumulated depreciation                               8,800,442          11,953,423
                                                           ------------        ------------

                                                              8,420,336          13,220,474
Other Assets:

Cash and cash equivalents                                     2,103,510           1,171,707
Tenant security deposits                                         71,427             126,575
Mortgage escrow deposits                                         45,683              32,400
Reserve for replacements                                        278,663             396,439
Deferred loan costs, net of accumulated amortization
     of $13,741 (1998) and $12,089 (1997)                       113,483             272,102
Other assets                                                    140,221             288,020
                                                           ------------        ------------

         Total Assets                                      $ 11,173,323        $ 15,507,717
                                                           ============        ============

Liabilities and Partners' Capital

Liabilities:

Mortgage notes payable                                     $  2,715,515        $  8,470,142
Prepaid rent                                                      8,951              16,841
Accrued interest payable                                         17,435              58,424
Tenant security deposits payable                                 68,323             133,763
Accounts payable and accrued expenses                           238,225             134,924
                                                           ------------        ------------

         Total Liabilities                                    3,048,449           8,814,094
                                                           ------------        ------------

Partners' Capital:

General partner's deficit                                       (18,523)            (36,343)
Special limited partner's deficit                              (217,795)           (464,270)
Limited partner unit holders' equity-
   50,000 units authorized and outstanding                    8,361,192           7,194,236
                                                           ------------        ------------

         Total Partners' Capital                              8,124,874           6,693,623
                                                           ------------        ------------

         Total Liabilities and Partners' Capital           $ 11,173,323        $ 15,507,717
                                                           ============        ============

               See notes to consolidated financial statements.


                                   2 of 14


               SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
                       FORM 10-QSB SEPTEMBER 30, 1998

Consolidated Statements of Operations (Unaudited)


                                                           For The Nine Months Ended
                                                        September 30,      September 30,

                                                           1998                1997
                                                        -----------        -----------
Revenues:

Rental                                                  $ 3,055,511        $ 3,101,496
Interest income                                              17,638              9,037
Other income                                                198,461            259,964
Gain on sale of property                                  1,683,541               --
                                                        -----------        -----------

         Total revenue                                    4,955,151          3,370,497
                                                        -----------        -----------
Expenses:

Leasing                                                      71,799             93,532
General and administrative                                  263,606            288,252
Management fees                                             195,466            196,556
Utilities                                                   312,337            315,330
Repairs and maintenance                                     597,222            661,085
Insurance                                                   143,556            132,439
Taxes                                                       246,450            258,348
                                                        -----------        -----------

         Total operating expenses                         1,830,436          1,945,542

Other Expenses:

Partnership expense                                          72,013             85,380
Interest expense                                            479,249            512,765
Depreciation and amortization                               571,738            680,055
                                                        -----------        -----------

         Total expenses                                   2,953,436          3,223,742
                                                        -----------        -----------

Income before extraordinary loss                          2,001,715            146,755

Extraordinary loss on extinguishment of debt               (205,970)              --
                                                        -----------        -----------

         Net income                                     $ 1,795,745        $   146,755
                                                        ===========        ===========
Net income allocated:

     General Partner                                    $    17,957        $     1,468
                                                        ===========        ===========

     Special Limited Partner                            $   251,404        $    20,546
                                                        ===========        ===========

     Limited Partners                                   $ 1,526,384        $   124,741
                                                        ===========        ===========
Net income allocated per limited partner unit:

     Income before extraordinary loss                   $     34.03        $      2.50
     Extraordinary loss on extinguishment of debt             (3.50)              --
                                                        -----------        -----------

         Net income                                     $     30.53        $      2.50
                                                        ===========        ===========
Distributions per unit:

     Limited Partners                                   $      7.19        $      --
                                                        ===========        ===========

               See notes to consolidated financial statements.


                                   3 of 14

             SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
                       FORM 10-QSB SEPTEMBER 30, 1998

Consolidated Statements of Operations (Unaudited)

                                                           For the Three Months Ended
                                                        September 30,      September 30,
                                                           1998                1997
                                                        -----------        -----------
Revenues:

Rental                                                  $   941,440        $ 1,065,676
Interest income                                               6,937              7,417
Other income                                                 72,316            104,755
Gain on sale of property                                  1,683,541               --
                                                        -----------        -----------

         Total revenue                                    2,704,234          1,177,848
                                                        -----------        -----------

Expenses:

Leasing                                                      24,208             30,710
General and administrative                                   94,565            120,892
Management fees                                              66,660             61,466
Utilities                                                    98,822             95,725
Repairs and maintenance                                     215,646            229,094
Insurance                                                    60,135             58,099
Taxes                                                        75,269            105,050
                                                        -----------        -----------

         Total operating expenses                           635,305            701,036

Other Expenses:

Partnership expense                                          10,185                176
Interest expense                                            126,047            129,440
Depreciation and amortization                               169,738            246,724
                                                        -----------        -----------

         Total expenses                                     941,275          1,077,376
                                                        -----------        -----------

Income before extraordinary loss                          1,762,959            100,472

Extraordinary loss on extinguishment of debt               (205,970)              --
                                                        -----------        -----------

         Net income                                     $ 1,556,989        $   100,472
                                                        ===========        ===========

Net income allocated:

     General Partner                                    $    15,570        $     1,005
                                                        ===========        ===========

     Special Limited Partner                            $   217,978        $    14,066
                                                        ===========        ===========

     Limited Partners                                   $ 1,323,441        $    85,401
                                                        ===========        ===========

Net income allocated per limited partner unit:

     Income before extraordinary loss                   $     29.97        $      1.71
     Extraordinary loss on extinguishment of debt             (3.50)              --
                                                        -----------        -----------

         Net income                                     $     26.47        $      1.71
                                                        ===========        ===========

               See notes to consolidated financial statements.


                                   4 of 14

             SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
                       FORM 10-QSB SEPTEMBER 30, 1998

Consolidated Statement of Partners' Capital (Unaudited)

                                  Units of                          Special
                                   Limited         General          Limited         Limited
                                 Partnership      Partner's        Partner's        Partners'          Total
                                  Interest         Deficit          Deficit          Capital          Capital
                                 -----------     -----------      -----------      -----------      -----------

Balance - January 1, 1998             50,000     $   (36,343)     $  (464,270)     $ 7,194,236      $ 6,693,623

   Distributions                        --              (137)          (4,929)        (359,428)        (364,494)
   Net income                           --            17,957          251,404        1,526,384        1,795,745
                                 -----------     -----------      -----------      -----------      -----------

Balance - September 30, 1998          50,000     $   (18,523)     $  (217,795)     $ 8,361,192      $ 8,124,874
                                 ===========     ===========      ===========      ===========      ===========

               See notes to consolidated financial statements.


                                   5 of 14

             SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
                       FORM 10-QSB SEPTEMBER 30, 1998

Consolidated Statements of Cash Flows (Unaudited)

                                                                  For The Nine Months Ended
                                                               September 30,      September 30,
                                                                  1998                1997
                                                               -----------        -----------
Cash Flows From Operating Activities:

Net income                                                     $ 1,795,745        $   146,755
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation                                                  562,238            665,393
     Amortization                                                    9,500             14,662
     Gain on sale of property                                   (1,683,541)              --
     Extraordinary loss on extinguishment of debt                  205,970               --

Changes in assets and liabilities:
     Tenant security deposits                                       13,234            (20,703)
     Mortgage escrow deposits                                      (13,283)           (47,094)
     Other assets                                                  137,383            (77,385)
     Prepaid rent                                                   (7,890)              --
     Accrued interest payable                                      (40,989)            49,729
     Tenant security deposits payable                              (65,440)            23,810
     Accounts payable and accrued expenses                         103,301            (30,284)
                                                               -----------        -----------

Net cash provided by operating activities                        1,016,228            724,883
                                                               -----------        -----------

Cash Flows From Investing Activities:

     Net proceeds from sale of property                            715,038               --
     Additions to buildings and improvements                      (304,764)          (319,178)
     Changes in replacement reserves                               (60,668)            65,689
                                                               -----------        -----------

     Net cash provided by (used in) investing activities           349,606           (253,489)
                                                               -----------        -----------

Cash Flows From Financing Activities:

     Principal payments on mortgage notes                          (69,537)           (30,090)
     Satisfaction of mortgage notes payable                           --           (7,986,299)
     Cash distributions paid to partners                          (364,494)              --
     Payment of deferred loan costs                                   --             (284,191)
     Proceeds from mortgage notes payable                             --            8,500,000
                                                               -----------        -----------

     Net cash (used in) provided by financing activities          (434,031)           199,420
                                                               -----------        -----------

Net increase in cash and cash equivalents                          931,803            670,814

Cash and cash equivalents, beginning of period                   1,171,707            384,491
                                                               -----------        -----------

Cash and cash equivalents, end of period                       $ 2,103,510        $ 1,055,305
                                                               ===========        ===========

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest                                         $   520,238        $   471,490
                                                               ===========        ===========

Supplemental Disclosure of Non-Cash Investing and
Financing Activities:

Mortgage notes payable assumed by purchaser of
Forestbrook Apartments - see note 3                            $ 5,685,090        $      --
                                                               ===========        ===========

               See notes to consolidated financial statements.


                                   6 of 14

             SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
                      FORM 10 - QSB SEPTEMBER 30, 1998

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       General

         The consolidated financial statements included herein have been prepared by Southeastern Income Properties Limited Partnership (the "Partnership"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All adjustments are of a normal recurring nature except as discussed in Note 3. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-KSB. Certain amounts have been reclassified to conform to the September 30, 1998 presentation.

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

3. Gain on Sale of Property and Extraordinary Loss on Extinguishment of Debt

         On September 1, 1998 the Partnership sold its Forestbrook Apartments property to an unaffiliated third party for a purchase price of $6,550,000. The purchaser of the property assumed the outstanding debt on the property of $5,685,090. After closing costs and adjustments of $149,872, the Partnership received net proceeds of $715,038. An extraordinary loss on extinguishment of debt of $205,970, representing the write off of the unamortized loan costs related to the mortgage note payable and a disposition fee, has been recorded for the nine months ended September 30, 1998. For financial reporting purposes, the sale resulted in a gain of approximately $1,684,000.

4.       Related Party Transactions

         Asset management fees paid or accrued by the Partnership to affiliates of the General Partner, totaled $26,080 and $31,255 during the nine months ended September 30, 1998 and 1997, respectively, and is included in management fees.

5.       Distribution

         In May 1998, the Partnership distributed $364,494.


                                   7 of 14

             SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
                      FORM 10 - QSB SEPTEMBER 30, 1998

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

6.       Pro Forma Financial Information

         The following pro forma consolidated condensed statements of operations for the nine months ended September 30, 1998 and 1997, gives effect to the sale of the Forestbrook Apartments property. The adjustments to the pro forma condensed statements of operations assume the transaction was completed at the beginning of the period presented. The sale occurred on September 1, 1998.

         These proforma adjustments are not necessarily reflective of the results that actually would have occurred if the sale had been in effect, as of, and for the period presented or what may be achieved in the future.

         Pro Forma Consolidated Condensed Statement of Operations

         For the nine months ended September 30, 1998

                                                                     Pro Forma
                                                  Historical        Adjustments         Pro Forma
                                                 -----------        -----------        -----------
Revenue:
    Rental                                       $ 3,055,511        $  (954,754)       $ 2,100,757
    Interest                                          17,638               (612)            17,026
    Other                                            198,461            (65,651)           132,810
    Gain on sale of property                       1,683,541         (1,683,541)              --
                                                 -----------        -----------        -----------

        Total revenue                              4,955,151         (2,704,558)         2,250,593
                                                 -----------        -----------        -----------

Expenses:
    Operating expenses                             1,902,449           (559,138)         1,343,311
    Interest expense                                 479,249           (319,541)           159,708
    Depreciation and amortization                    571,738           (174,488)           397,250
                                                 -----------        -----------        -----------

        Total expenses                             2,953,436         (1,053,167)         1,900,269
                                                 -----------        -----------        -----------

    Income before extraordinary loss               2,001,715         (1,651,391)           350,324
    Extraordinary loss on
       extinguishment of debt                       (205,970)           205,970               --
                                                 -----------        -----------        -----------

    Net income                                   $ 1,795,745        $(1,445,421)       $   350,324
                                                 ===========        ===========        ===========

    Net income allocated:

         General Partner                         $    17,957        $   (14,454)       $     3,503
                                                 ===========        ===========        ===========

         Special Limited Partner                 $   251,404        $  (202,359)       $    49,045
                                                 ===========        ===========        ===========

         Limited Partners                        $ 1,526,384        $(1,228,608)       $   297,776
                                                 ===========        ===========        ===========

    Net income allocated per partner unit:
         limited partner unit:

         Income before extraordinary

            loss                                 $     34.03        $    (28.07)       $      5.96
         Extraordinary loss on
            extinguishment of debt                     (3.50)              3.50               --
                                                 -----------        -----------        -----------

         Net income                              $     30.53        $    (24.57)       $      5.96
                                                 ===========        ===========        ===========


                                   8 of 14

             SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
                      FORM 10 - QSB SEPTEMBER 30, 1998

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

6.       Pro Forma Financial Information (Continued)

         For the nine months ended September 30, 1997

                                                           Pro Forma
                                         Historical       Adjustments         Pro Forma
                                        -----------       -----------        -----------

Revenue:

    Rental                              $ 3,101,496       $(1,024,478)       $ 2,077,018
    Interest                                  9,037              (566)             8,471
    Other                                   259,964           (82,913)           177,051
                                        -----------       -----------        -----------

        Total revenue                     3,370,497        (1,107,957)         2,262,540
                                        -----------       -----------        -----------

Expenses:

    Operating expenses                    2,030,922          (524,260)         1,506,662
    Interest expense                        512,765          (346,656)           166,109
    Depreciation and amortization           680,055          (212,660)           467,395
                                        -----------       -----------        -----------

        Total expenses                    3,223,742        (1,083,576)         2,140,166
                                        -----------       -----------        -----------

    Net income                          $   146,755       $   (24,381)       $   122,374
                                        ===========       ===========        ===========

Net income allocated:

    General Partner                     $     1,468       $      (244)       $     1,224
                                        ===========       ===========        ===========

    Special Limited Partner             $    20,546       $    (3,413)       $    17,133
                                        ===========       ===========        ===========

    Limited Partners                    $   124,741       $   (20,724)       $   104,017
                                        ===========       ===========        ===========

Net income allocated per limited
    partner unit:

    Net income                          $      2.50       $     (0.42)       $      2.08
                                        ===========       ===========        ===========


                                   9 of 14

             SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
                      FORM 10 - QSB SEPTEMBER 30, 1998

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

         The Partnership receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Partnership's remaining properties, which are residential apartment complexes located in Virginia, North Carolina and South Carolina, are leased to tenants who are subject to leases of up to one year.

         During the nine months ended September 30, 1998, rental revenue and other income from the properties, along with interest income from the Partnership's short-term investments, was sufficient to cover all operating expenses and debt service of the properties and all administrative expenses of the Partnership, as well as all capital improvements made to the properties during the period. As of September 30, 1998, the Partnership's unrestricted cash balance had increased to $2,103,510 from $1,171,707 at the end of 1997. The increase was due to $1,016,228 of cash provided by operating activities and $349,606 of cash provided by investing activities, which were partially offset by $434,031 used for cash distributions and mortgage principal reductions.

         Net cash provided by operating activities increased primarily due to the improved net income of the properties. All other increases (decreases) in certain operating assets and liabilities are the result of the timing of receipt and payment of various activities.

         Net cash provided by investing activities consisted of $715,038 in net proceeds from the sale of the Partnership's Forestbrook Apartments property ("Forestbrook") which was partially offset by $304,764 in improvements to real estate as well as funding replacement reserves in the amount of $60,668.

         In May 1998, the Partnership distributed $364,494 from operations. It is expected that future rental revenue and other income from the Partnership's properties will continue to be sufficient to cover all administrative expenses of the Partnership and all operating expenses and debt service of the properties. The Partnership intends to continue to limit cash distributions to fund capital improvements. The performance of the Partnership's properties and its distributions policy, however, will continue to be reviewed on a quarterly basis.

         The Partnership is in the process of reviewing the status of all the properties with a view towards disposing all of its properties, depending on property operations and market conditions. In this regard, the Partnership sold its Forestbrook Apartments property on September 1, 1998 and the


                                  10 of 14

             SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
                      FORM 10 - QSB SEPTEMBER 30, 1998

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

         Liquidity and Capital Resources (Continued)

         Partnership's Seasons Chase property and Pelham Ridge property are currently under contract for sale. The Partnership sold its Forestbrook Apartments property to an unaffiliated third party for a purchase price of $6,550,000. The purchaser of the property assumed the outstanding debt on the property of $5,685,090. After closing costs and adjustments of $149,872, the Partnership received net proceeds of $715,038. An extraordinary loss on extinguishment of debt of $205,970, representing the write off of the unamortized loan costs related to the mortgage note payable and a disposition fee, has been recorded for the nine months ended September 30, 1998. For financial reporting purposes, the sale resulted in a gain of approximately $1,684,000.

         With respect to the pending sale of Season's Chase and Pelham Ridge, it is expected that the closing of these sales will occur in November 1998. The anticipated net sales proceeds from these sales are expected to be approximately $8,100,000. There can be no assurance, however, that these sales will be consummated, or if consummated, at the current contract terms.

         The Partnership has invested, and expects to continue to invest, available amounts in money market instruments until required for Partnership purposes. In addition, the Partnership has replacement reserves of $278,663 held by the mortgage lenders for the Sterlingwood Apartments. These funds are restricted under the terms of the mortgage loan for this property. The Partnership's total cash balance, both restricted and unrestricted, as of September 30, 1998, was therefore $2,382,173, which is expected to be sufficient to satisfy working capital requirements set forth in the partnership agreement. The partnership agreement requires the Partnership to retain reserves in an amount equal to at least 1% of capital contributions of unit holders.

         The Partnership is dependent upon the General Partner and the managing agent for management and administrative services. The General Partner and the managing agent have completed assessments and believe that their computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). Accordingly, it is not expected that the Partnership will incur any material costs associated with, or be materially affected by, the Year 2000 Issue.

         Results of Operations

         The Partnership generated net income of $1,795,745 for the nine months ended September 30, 1998, as compared to net income of $146,755 for the nine months ended September 30, 1997. Net income for the nine months ended September 30, 1998 increased primarily due to the $1,683,541 gain on the sale of the Forestbrook property.


                                  11 of 14

             SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
                      FORM 10 - QSB SEPTEMBER 30, 1998

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

         Results of Operations (Continued)

         Rental revenue decreased for the nine months ended September 30, 1998 to $3,055,511 from $3,101,496 in 1997 primarily as a result of the sale of Forestbrook. With respect to the remaining properties, rental revenues increased by approximately $24,000 due to higher average rents and higher average occupancy. Overall, average rents for the Partnership's remaining properties increased by 1.7%, to $477 per month in 1998 from $469 per month in 1997, while average occupancy increased from 92% in 1997 to 94% in 1998. Interest income increased due to higher average cash balances available for investment. Other income decreased in 1998 compared to 1997 due to decreases in lease termination fees, forfeited deposits and late fees as a result of a more stabilized tenant population.

         The Partnership's operating expenses decreased for the nine months ended September 30, 1998 to $1,830,436 from $1,945,542 in 1997.
         With respect to the remaining properties, operating expenses decreased in 1998 to $1,264,680 from $1,421,129 due primarily to decreases in repairs and maintenance expenditures and depreciation expense, while the remaining operating expenses remained relatively stable. Depreciation expense declined due to assets becoming fully depreciated. Other expenses reflect savings in all categories. Savings in partnership expense resulted from reduced professional fees. An extraordinary loss on extinguishment of debt of $205,970, representing the write off of the unamortized loan costs related to the mortgage note payable and a disposition fee, has been recorded for the nine months ended September 30, 1998.


                                  12 of 14

             SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
                      FORM 10 - QSB SEPTEMBER 30, 1998

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

             27. Financial Data Schedule

         (b) Reports of Form 8-K:

             No report on Form 8-K was filed during the period.


                                  13 of 14

             SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
                       FORM 10-QSB SEPTEMBER 30, 1998

                                 SIGNATURES

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

                                SOUTHEASTERN INCOME PROPERTIES
                                LIMITED PARTNERSHIP

                                By: Winthrop Southeastern Limited Partnership Its General Partner

                                By:    Eight Winthrop Properties, Inc.,
                                       Its General Partner

                                By:    /s/ Michael L. Ashner
                                       ---------------------
                                       Michael L. Ashner
                                       Chief Executive Officer

                                By:    /s/ Edward V. Williams
                                       ----------------------
                                       Edward V. Williams
                                       Chief Financial Officer

                                Dated: November 19, 1998


                                  14 of 14