Form 10KSB
period 1998-12-31
SOUTHEASTERN INCOME PROPERTIES L P
filed 1999-03-31
CIK 802969

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                                                               Commission  File
For the fiscal year ended December 31, 1998                     Number  0-16848
                          -----------------                             -------

              SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
                   (Exact name of small business issuer as
                          specified in its charter)

             Virginia                                            54-1350850
-------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or  organization)                             Identification  No.)

5 Cambridge Center, 9th Floor, Cambridge, Massachusetts                  02142
-------------------------------------------------------               ----------
   (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:              (617) 234-3000
                                                                 --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes /X/   No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

Registrant's revenues for its most recent fiscal year were $8,584,433.

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

         In 1987, the Registrant sold, pursuant to a Registration Statement filed with the Securities and Exchange Commission, 50,000 assignee units of limited partnership interest ("Units") at a purchase price of $500 per Unit (an aggregate of $25,000,000).

         The Registrant's only business is acquiring, owning, operating and ultimately selling residential apartment complexes. The Registrant invested $20,593,101 of the original offering proceeds (net of sales commissions and sales and organizational costs, but including acquisition fees and expenses) in four residential apartment properties. During 1998, the Registrant sold three of its Properties and the remaining property is currently under contract for sale. If the Registrant's final property is sold in 1999, the Registrant will be dissolved. See "Item 6. Management's Discussion and Analysis or Plan of Operation" for further information relating to the anticipated dissolution of the Registrant. See "Property Matters" below.

Property Matters

         Forestbrook Apartments - On September 1, 1998, the Registrant sold its Forestbrook Apartments property to an unaffiliated third party for a purchase price of $6,550,000. In connection with this sale, the purchaser assumed the existing mortgage indebtedness on the property ($5,685,090). After closing costs and adjustments of $191,784, the Registrant received net proceeds of $673,126 which were distributed to the Registrant's partners during the fourth quarter of 1998. The sale generated a gain of approximately $1,684,000 for financial reporting purposes.

         Pelham Ridge Apartments - On November 23, 1998, the Registrant sold its Pelham Ridge Apartments property to an unaffiliated third party for a purchase price of $4,200,000. After closing costs and adjustments of $305,267, the Registrant received net proceeds of $3,894,733 which were distributed during the fourth quarter of 1998. The sale generated a gain of approximately $1,682,000 for financial reporting purposes.

         Seasons Chase Apartments - On November 25, 1998, the Registrant sold its Seasons Chase Apartments property located to an unaffiliated third party for a purchase price of

$4,500,000. After closing costs and adjustments of $197,443, the Registrant received net proceeds of $4,302,557 which were distributed during the fourth quarter of 1998. The sale generated a gain of approximately $1,375,000 for financial reporting purposes.

         See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" for information relating to the distribution of the net proceeds from these sales.

         Sterlingwood Apartments - The Registrant has entered into an agreement to sell its Sterlingwood Apartments property to an unaffiliated third party for a purchase price of $3,250,000. This sale is conditioned upon the buyer being able to assume the existing loan encumbering the property. It is expected that this sale, if it is consummated, will close during the first half of 1999. There can be no assurance, however, that this sale will be consummated or, if consummated, that it will be sold at the current purchase price.

Employees

         The Registrant has four employees. Until March 18, 1996, management services were performed for the Registrant at its properties by on-site personnel all of whom were employees of Winthrop Management, an affiliate of the Managing General Partner, which directly managed the Registrant's properties. All payroll and associated expenses of such on-site personnel were fully reimbursed by the Registrant to Winthrop Management. Pursuant to a management agreement, Winthrop Management provided certain property management services to the Registrant in addition to providing on-site management. Winthrop Management is a Massachusetts general partnership whose Managing General partner is First Winthrop Corporation, the parent of Eight Winthrop.

         On March 18, 1996, Registrant appointed an unaffiliated management company to assume management of its properties. (See "Item 3, Legal Proceedings.") The provisions of the new management agreement are substantially similar to those of the Winthrop Management Agreement. The term of the existing management agreement is for one year, renewable annually. Effective November 1, 1998, Winthrop Management resumed management of the Registrant's properties and hired its own employees.

Competition

         The real estate business is highly competitive and the Registrant's remaining property has active competition from similar properties in the vicinity. Furthermore, various limited partnerships controlled by the Managing General Partner and/or its affiliates are also engaged in business which may be competitive with the Registrant. In the event the sale of the Registrant's remaining property is not consummated, the Registrant would also be competing for potential buyers with respect to the ultimate sale of its property. See "Item 6, Management's Discussion and Analysis or Plan of Operation."

Item 2.  Description of Property.

         The Registrant's remaining property, Sterlingwood Apartments (the "Property"), is located in Roanoke, Virginia and contains 162 apartment units. The Property was originally acquired on November 27, 1985 for a purchase price of $4,732,194 and is owned in fee simple by the Registrant. Average annual occupancy and per unit average monthly rental rate for the years ended December 31, 1998 and 1997 were as follows:

                                            1998                      1997
                                            ----                      ----

Occupancy                                    92%                       .94
Average Monthly Rental Rate                 $439                      $437

         On August 27, 1997, the loan encumbering Sterlingwood Apartments was refinanced. The loan bears interest at a rate of 7.625% per annum and matures on September 1, 2007, at which time the loan is scheduled to have an outstanding principal balance of $2,206,000. The loan payments are based on a 25 year amortization schedule. At December 31, 1998, the outstanding principal balance due on the loan was $2,698,428. In addition to monthly payments of interest and principal, the Registrant is required to escrow monthly approximately $8,000 for taxes and insurance and $2,025 for tenant improvements. Furthermore, $252,228 which was held in a reserve account with the prior lender was transferred to a reserve account maintained by the new lender.

         Set forth below is a table showing the carrying value and accumulated depreciation and federal tax basis of the Property as of December 31, 1998.


                                                           Federal
   Carrying       Accumulated                                Tax
     Value        Depreciation      Rate      Method        Basis
--------------    ------------    --------    ------     ----------
$5,281,000         $3,511,000     5-30 yrs      S/L      $1,770,339

         The realty tax rate and realty taxes paid for the Property in 1998 were $1.35 and $48,422.

         As noted under "Item 1, Description of Business", the real estate industry is highly competitive. The Property is subject to competition from other apartment complexes in the area. The Registrant maintains property and liability insurance on the Property which the Registrant believes to be adequate. The apartment leases for the Property are for a term of one year or less, and no tenant leases 10% or more of the available rental space. Except for necessary capital expenditures, the Registrant has no present intentions of investing any additional capital in the Property.

Item 3.  Legal Proceedings.

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

         As of January 19, 1999 there were 2,576 holders of the 50,000 Units.

         No cash distributions were paid to holders of Units in 1997. In 1998, the Registrant distributed $10,222,455 ($204.45 per Unit) to holders of Units from cash flow from operations and net proceeds from the sales of the Registrant's Forestbrook, Pelham Ridge and Seasons Chase properties. See "Item 6, Management's Discussion and Analysis or Plan of Operation," for information relating to the Registrant's future distributions.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         The matters discussed in this Form l0-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Liquidity and Capital Resources

         The Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Registrant's remaining property is leased to tenants who are subject to leases of up to one year. During 1998, the Registrant sold three of its four properties. The remaining residential property is Sterlingwood Apartments located in Roanoke, Virginia. Upon sale of the Registrant's remaining property, the Partnership will be liquidated.

         During the year ended December 31, 1998, rental revenue and other income from the properties, along with interest income from the Registrant's short-term investments, was sufficient to cover all operating expenses and debt service of the properties and all administrative expenses of the Registrant; as well as all capital improvements made to the properties during 1998. As of December 31, 1998, the Registrant's unrestricted cash balance had decreased to $600,008 from $1,171,707 as of December 31, 1997. The decrease was due to $10,322,414 of cash used in financing activities, which was partially offset by $8,513,232 of net cash provided by investing activities and $1,237,483 of net cash provided by operating activities. Net cash used in financing activities consisted of $10,235,790 of distributions to partners and $86,624 of mortgage principal payments. Distributions made during the year ended December 31, 1998 consisted of proceeds from the sales of Forestbrook, Pelham Ridge and Seasons Chase properties and excess cash flow from operations. Net cash provided by investing activities consisted of $8,912,328 of net proceeds from the sale of the Registrant's Forestbrook, Pelham Ridge and Season Chase properties, which was slightly offset by $323,728 of improvements to real estate and a $75,368 increase in replacement reserves. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various activities.

         During 1998, the Registrant distributed $10,222,455 ($204.45 per unit) to the limited partners from net proceeds received from property sales and cash flow from operations. It is expected that future rental revenue and other income from the Registrant's remaining property will be sufficient to cover all administrative expenses of the Registrant and all operating expenses and debt service of the property, as well as necessary capital improvements to the property.

         On September 1, 1998, the Partnership sold its Forestbrook Apartments property to an unaffiliated third party for a purchase price of $6,550,000. The purchaser of the property assumed the outstanding debt on the property of $5,685,090. After closing costs and adjustments, the Partnership received net proceeds of $715,038. An extraordinary loss on extinguishment of debt of $205,970, representing the write off of the unamortized loan costs related to the mortgage note payable and a disposition fee, has been recorded for the year ended December 31, 1998. For financial reporting purposes, the sale resulted in a gain of approximately $1,684,000.

         On November 23, 1998, the Partnership sold its Seasons Chase Apartments property to an unaffiliated third party for a purchase price of $4,500,000. After closing costs and adjustments, the Partnership received net proceeds of $4,302,557. For financial reporting purposes, the sale resulted in a gain of approximately $1,682,000.

         On November 25, 1998, the Partnership sold its Pelham Ridge Apartments property to an unaffiliated third party for a purchase price of $4,200,000. After closing costs and adjustments, the Partnership received net proceeds of $3,894,733. For financial reporting purposes, the sale resulted in a gain of approximately $1,375,000.

         The Registrant has entered into an agreement with an unaffiliated third party to sell the Sterlingwood Apartments property, the only remaining property in the Partnership, for a purchase price of $3,200,000. The sale is conditioned upon the buyer being able to assume the existing loan encumbering the property. It is expected that this sale, if consummated, will close during the second quarter of 1999. There can be no assurance, however, that this sale will be consummated or, if consummated, that it will be sold at the current selling price. For financial statement purposes, the sale will result in a gain in 1999.

         As of December 31, 1998, the Registrant has $600,008 in unrestricted cash. The Registrant has invested, and expects to continue to invest, such amounts in money market instruments until required for partnership purposes. In addition, the Registrant has replacement reserves of $293,363 held by the mortgage lender for Sterlingwood Apartments. These funds are restricted under the terms of the mortgage loan for the property. The Registrant's total cash balance, both restricted and unrestricted, as of December 31, 1998, was therefore $893,371, which is expected to be sufficient to satisfy working capital requirements set forth in the Registrant's partnership agreement. The Registrant's partnership agreement requires the Registrant to retain reserves in an amount equal to at least 1% of capital contributions of unit holders.

Results of Operations

         The Registrant generated net income, before extraordinary loss, of $5,036,132 for the year ended December 31, 1998, as compared to net income of $206,114 for the year ended December 31, 1997. The improved results were due to the sale of Registrant's Forestbrook, Pelham Ridge and Seasons Chase properties.

         Rental revenue decreased, for the year ended December 31, 1998 as compared to 1997, as a result of property sales. Rental revenue at the Registrant's remaining property was consistent with the prior year, decreasing by $16,868 to $741, 231 for the year ended December 31, 1998. Other income at the Registrant's remaining property declined by $48,066 from 1997 due to decreases in corporate unit income and lease termination fees. Overall, average rents for the Registrant's property increased to $439 per month in 1998 from $437 per month in 1997, which was offset by a decrease in average occupancy of 92% in 1998 from 94% in 1997.

         The Registrant's operating expenses decreased for the year ended December 31, 1998 as compared to 1997, due primarily to the property sales in 1998. Operating expenses at the Registrants remaining property decreased to $402,826 in 1998 from $477,030 in 1997. The decrease is due primarily to decreases in repairs and maintenance and leasing expenses. Leasing expenses decreased as a result of lower advertising and commission expenses. All other expenses at the remaining property remained relatively constant.

Year 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Registrant is dependent upon the Managing General Partner and its affiliates for management and administrative services. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. During the first half of 1998, the Managing General Partner and its affiliates completed their assessment of the various computer software and hardware used in connection with the management of the Registrant. This review indicated that significantly all of the computer programs used by the Managing General Partner and its affiliates are off-the-shelf "packaged" computer programs which are easily upgraded to be Year 2000 compliant. In addition, to the extent that custom programs are utilized by the Managing General Partner and its affiliates, such custom programs are Year 2000 compliant.

         Following the completion of its assessment of the computer software and hardware, the Managing General Partner and its affiliates began upgrading those systems which required upgrading. To date, significantly all of these systems have been upgraded. The Registrant has to date not borne, nor is it expected that the Registrant will bear any significant cost, in connection with the upgrade of those systems to requiring remediation. It is expected that all systems will be remediated, tested and implemented during the first half of 1999.

         To date, the Managing General Partner is not aware of any external agent with a Year 2000 issue that would materially impact the Registrant's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Registrant. However, the effect of non-compliance by external agents is not readily determinable.

Item 7.  Financial Statements

               SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

                        Consolidated Financial Statements

                          Year Ended December 31, 1998

                                Table of Contents

                                                                         Page
                                                                        ------
Independent Auditors' Reports                                             F-2

Consolidated Financial Statements:

Balance Sheets at December 31, 1998 and 1997                              F-4

Statements of Operations for the Years Ended
  December 31, 1998 and 1997                                              F-5

Statements of Partners' Capital for the Years Ended
  December 31, 1998 and 1997                                              F-6

Statements of Cash Flows for the Years Ended
  December 31, 1998 and 1997                                              F-7

Notes to Consolidated Financial Statements                                F-8

                          Independent Auditors' Report

To the Partners of
Southeastern Income Properties Limited Partnership

We have audited the accompanying balance sheet of Southeastern Income Properties Limited Partnership (the "Partnership") as of December 31, 1998, and the related consolidated statements of operations, changes in partners' capital and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southeastern Income Properties Limited Partnership as of December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                  Certified Public Accountants

New York, New York
February 15, 1999

                         INDEPENDENT AUDITORS' REPORT


To the Partners and Unit Holders of
Southeastern Income Properties Limited Partnership


         We have audited the accompanying balance sheets of Southeastern Income Properties Limited Partnership as of December 31, 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeastern Income Properties Limited Partnership as of December 31, 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

         As discussed in note H to the financial statements, on March 6, 1998, the Partnership entered into an agreement to sell a rental property. The rental property represents a significant portion of the Partnership's total assets and operations.

                                                /s/Reznick, Fedder and Silverman

Bethesda, Maryland
February 24, 1998

               SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                                                           December 31,
                                                           ----------------------------------------------
                                                                   1998                     1997
                                                           ---------------------    ---------------------
Assets

Real Estate, at cost:

Land                                                        $           352,825     $          1,817,096
Buildings and building improvements                                   4,286,062               18,892,819
Personal property                                                       670,762                4,463,982
                                                            --------------------    ---------------------
                                                                      5,309,649               25,173,897

Less:  Accumulated depreciation                                      (2,215,533)             (11,953,423)
                                                            --------------------    ---------------------
                                                                      3,094,116               13,220,474
Other Assets:

Cash and cash equivalents                                               600,008                1,171,707
Tenant security deposits                                                 75,691                  126,575
Mortgage escrow deposits                                                 43,446                   32,400
Reserve for replacements                                                293,363                  396,439
Deferred loan costs, net of accumulated amortization
     of $16,964 (1998) and $12,089 (1997)                               110,260                  272,102
Other assets                                                             65,510                  288,020
                                                            --------------------    ---------------------
         Total Assets                                       $         4,282,394     $         15,507,717
                                                            ====================    =====================

Liabilities and Partners' Capital

Liabilities:

Mortgage notes payable                                      $         2,698,428     $          8,470,142
Prepaid rent                                                              1,923                   16,841
Accrued interest payable                                                      -                   58,424
Tenant security deposits payable                                         13,175                  133,763
Accounts payable and accrued expenses                                   280,873                  134,924
                                                            --------------------    ---------------------
         Total Liabilities                                            2,994,399                8,814,094
                                                            --------------------    ---------------------
Partners' Capital:

Special limited partner's deficit                                      (434,534)                (464,270)
Limited partner unit holders' equity -
   50,000 units authorized and outstanding                            1,712,259                7,194,236
General partner's equity (deficit)                                       10,270                  (36,343)
                                                            --------------------    ---------------------
         Total Partners' Capital                                      1,287,995                6,693,623
                                                            --------------------    ---------------------
         Total Liabilities and Partners' Capital            $         4,282,394     $         15,507,717
                                                            ====================    =====================




                 See notes to consolidated financial statements.

             SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Years Ended December 31,
                                                       ------------------------------------------
                                                              1998                  1997
                                                       -------------   -------------
Revenues:

Rental                                                 $   3,538,959    $  4,148,814
Interest income                                               84,238          16,857
Other income                                                 220,690         328,459
Gain on sale of properties                                 4,740,546               -
                                                       -------------   -------------
            Total revenue                                  8,584,433       4,494,130
                                                       -------------   -------------
Expenses:

Leasing                                                       84,231          99,301
General and administrative                                   337,948         406,278
Management fees                                              218,995         261,242
Utilities                                                    386,479         418,678
Repairs and maintenance                                      798,859         923,560
Insurance                                                    168,465         159,019
Taxes                                                        296,221         308,662
                                                       -------------   -------------
            Total operating expenses                       2,291,198       2,576,740

Other Expenses:

Partnership expenses                                         114,612         113,852
Interest expense                                             536,681         729,969
Depreciation and amortization                                605,810         867,455
                                                       -------------   -------------
            Total expenses                                 3,548,301       4,288,016
                                                        -------------   -------------
Income before extraordinary loss                           5,036,132         206,114

Extraordinary loss on extinguishment of debt                (205,970)              -
                                                       -------------   -------------
            Net income                                 $   4,830,162    $    206,114
                                                       =============   =============
Net income allocated:
         Special Limited Partner                       $      41,382    $     28,856

         Limited Partners                                  4,740,478         175,197

         General Partner                                      48,302           2,061
                                                       -------------   -------------
            Net Income                                 $   4,830,162    $    206,114
                                                       =============   =============

Net income allocated per limited partner unit:
         Income before extraordinary loss              $       98.89 $          3.50
         Extraordinary loss on extinguishment of debt          (4.08)           -
                                                        ------------   -------------
            Net income                                 $       94.81 $          3.50
                                                       =============   =============
Distributions per unit:
         Limited Partners                              $      204.45 $          -
                                                       =============   =============

               See notes to consolidated financial statements.

               SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                 Units of      Special
                                  Limited      Limited       Limited        General
                                Partnership   Partner's     Partners'      Partner's        Total
                                 Interest      Deficit       Capital        Capital        Capital
                                -----------   ---------    -----------    -----------    -----------

Balance - December 31, 1996          50,000   $ (493,126)  $  7,019,039   $  (38,404)    $  6,487,509

   Net income                             -       28,856        175,197        2,061          206,114
                                -----------   ----------   ------------   ----------     ------------

Balance - December 31, 1997          50,000     (464,270)     7,194,236      (36,343)       6,693,623

   Distributions                          -      (11,646)   (10,222,455)      (1,689)    (10,235,790)

   Net income                             -       41,382      4,740,478       48,302        4,830,162
                                -----------   ----------   ------------   ----------     ------------

Balance - December 31, 1998          50,000   $ (434,534)  $  1,712,259   $   10,270     $  1,287,995
                                ===========   ==========   ============   ==========     ============

               SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Years Ended December 31,
                                                            -----------------------------------
                                                                    1998              1997
                                                            ----------------    ---------------
Cash Flows From Operating Activities:

Net income                                                  $  4,830,162        $   206,114
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation                                                592,685            851,566
     Amortization                                                 12,722             15,889
     Gain on sale of properties                               (4,740,546)                 -
     Extraordinary loss on extinguishment of debt                205,970                  -

Changes in assets and liabilities:
     Tenant security deposits                                     50,884            (15,153)
     Mortgage escrow deposits                                    (11,046)            28,988
     Other assets                                                344,633           (190,103)
     Prepaid rent                                                (14,918)             6,261
     Accrued interest payable                                    (58,424)            (7,596)
     Tenant security deposits payable                           (120,588)            17,634
     Accounts payable and accrued expenses                       145,949            (24,316)
                                                         ----------------    ---------------

Net cash provided by operating activities                      1,237,483            889,284
                                                         ----------------    ---------------

Cash Flows From Investing Activities:

     Net proceeds from sale of properties                      8,912,328                  -
     Additions to buildings and improvements                    (323,728)          (423,614)
     Changes in replacement reserves                             (75,368)           151,984
                                                         ----------------    ---------------

     Net cash provided by (used in) investing activities       8,513,232           (271,630)
                                                         ----------------    ---------------

Cash Flows From Financing Activities:

     Principal payments on mortgage notes                        (86,624)          (331,183)
     Satisfaction of mortgage notes                                    -         (7,715,064)
     Cash distributions paid to partners                     (10,235,790)                 -
     Payment of deferred loan costs                                    -           (284,191)
     Proceeds from mortgage notes payable                              -          8,500,000
                                                         ----------------    ---------------

     Net cash (used in) provided by financing activities     (10,322,414)           169,562
                                                         ----------------    ---------------

Net (decrease) increase in cash and cash equivalents            (571,699)           787,216

Cash and cash equivalents, beginning of year                   1,171,707            384,491
                                                         ----------------    ---------------

Cash and cash equivalents, end of year                   $       600,008     $    1,171,707
                                                         ================    ===============

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest                                   $       595,105     $      737,565
                                                         ================    ===============

Supplemental Disclosure of Non-Cash Investing and
Financing Activities:

Mortgage notes payable assumed by purchaser of
Forestbrook Apartments - see note 6                      $     5,685,090     $            -
                                                         ================    ===============


              See notes to consolidated financial statements.

               SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

Note 1     -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                Southeastern Income Properties Limited Partnership (the "Partnership") is a Virginia limited partnership formed in November 1985 for the purpose of acquiring, managing and ultimately selling existing apartment communities. The Partnership Agreement (the "Agreement") has been amended several times. Among the amendments were changes in the allocation of net loss between general and limited partners during the periods. The Agreement provided for K-A Southeastern Income Properties Limited Partnership ("K-A SIP"), a Virginia limited partnership, to be the general partner and for a public offering of up to 50,000 assignee units of limited partnership interest ("Units") at $500 per unit. Purchasers of Units ("Unit Holders") are assignees of the limited partner and are entitled to all the rights and economic benefits of a limited partner. During 1987, the Partnership sold all 50,000 Units. The Partnership acquired two apartment communities - Sterlingwood in Roanoke, Virginia, in November 1985; and Forestbrook in Charlotte, North Carolina, in August 1986 - with borrowed funds. The Partnership used a portion of the proceeds of the public offering to repay all the mortgages payable related to Sterlingwood and Forestbrook and to pay for a portion of the cost of acquiring Seasons Chase in Greensboro, North Carolina, and Pelham Ridge in Greenville, South Carolina. During 1998, the Partnership sold all properties except Sterlingwood.

                In early 1992, the Unit Holders approved certain changes in (and amendments to) the Agreement, which converted K-A SIP to a special limited partner and admitted Winthrop Southeast Limited Partnership ("WSLP" or the "General Partner") as the sole general partner, effective February 12, 1992. K-A SIP retained its current capital account and adjusted capital contribution upon its conversion to special limited partner status. Under the revised Agreement, taxable income and loss is to be allocated 85% to Unit Holders, 14% to K-A SIP and 1% to WSLP. Federal tax regulations, however, limit allocations of net losses due to considerations as provided in Internal Revenue Section 704(b). The revised Agreement also provides for K-A SIP and WSLP to receive .99% and .01%, respectively, of distributable cash from operations for the five-year period commencing February 12, 1992 and .88% and .12%, respectively, thereafter, until the Unit Holders have received their preferred return. After the Unit Holders have received a noncompounded, noncumulative annual cost return on their capital contributions, as adjusted for certain capital transactions, K-A SIP and WSLP will receive 14% and 1%, respectively, of distributable cash from operations for the five-year period commencing February 12, 1992 and 12.32% and 2.68%, respectively, thereafter. Cash distributions resulting from the sale of the Partnership's properties are first allocated 99% to the Unit Holders until they receive a return of their adjusted capital contributions, as defined. Gains arising from the sale of the Partnership's properties are allocated based upon cash distribution from sales. Winthrop Management, an affiliate of WSLP, served as the management agent for the properties from August 1, 1991 through March 17, 1996, and Insignia Management Group, L.P. (which was subsequently acquired by Apartment Investment and Management Company ("AIMCO") effective October 1, 1998) served as the management agent for

               SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (Continued)

Note 1     -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                (Continued)

                the properties effective March 18, 1996 through October 31, 1998 (see Note 3). Subsequent to October 31, 1998, Winthrop Management retained management of the property.

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

                Real Estate

                Real estate is carried at cost, adjusted for depreciation and impairment of value. Depreciation is determined by the straight-line method over estimated useful lives of approximately 27 to 30 years for buildings and improvements and 5 to 7 years for personal property. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," the Partnership records impairment losses for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

                Deferred Loan Costs

                Loan costs incurred in connection with obtaining financing amortized on a straight-line basis over the terms of the loans.

                Concentration of Credit Risk

                The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in money market accounts, secured by United States Treasury obligations. Cash balances exceeded these insured levels during the year.

               SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (Continued)

Note 1     -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                (Continued)

                Replacement Reserves

                Replacement Reserves are comprised of Partnership funds held by the Partnership's mortgage lender's, the use of which are limited to specific capital or other costs, and total $293,363 and $396,439 at December 31, 1998 and 1997, respectively. The Agreement requires the General Partner to maintain cash reserves in an amount equal to at least 1% of the capital contributions of the Unit Holders.

                Rental Income

                Rental income is recognized as rents become due. Rental payments received in advance are deferred until earned. All leases between the Partnership and the tenants of the property are operating leases for terms of up to one year.

                Income Taxes

                Taxable income or loss of the Partnership is recorded in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

                Use of Estimates

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

                Disclosures About the Fair Value of Financial Instruments

                SFAS No. 107 "Disclosures About the Fair Value of Financial Instruments", requires that disclosure be made of estimates of the fair value of each class of financial instrument. Financial instruments held by the Partnership as of December 31, 1998 and 1997, consist primarily of cash and cash equivalents, short-term trade receivables and payables, for which the carrying amounts approximate fair values due to the short-term maturity of these instruments, and long-term debt. The Partnership estimates the fair value of its fixed rate mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

               SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (Continued)

Note 1     -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                (Continued)

                Net Income (Loss) Allocated to Each Unit

                Net income (loss) allocable to each Limited Partner's Unit is computed using the weighted average number of units outstanding in each year.

                Cash Equivalents

                The Partnership considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

                Reclassifications

                Certain amounts from 1997 have been reclassified to conform to the 1998 presentation.

                Segment Reporting

                In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Partnership has one reportable segment, residential real estate. The Partnership evaluates performances based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

Note 2     -    MORTGAGE PAYABLE

                On July 2, 1997, the Partnership refinanced the mortgage on the Forestbrook property with GMAC Commercial Mortgage Corporation ("GMAC") in the aggregate amount of $5,750,000. The mortgage was payable in monthly installments of principal and interest of $45,528, commencing on September 1, 1997 through August 1, 2007 with a balloon payment due of approximately $4,692,000, along with any accrued but unpaid interest. The new loan bore interest at the rate of 8.3% per annum. In connection with the refinancing, GMAC required that the property be transferred to a single-purpose entity. In this regard, Forestbrook Apartments was conveyed to SIP Forest Brook Limited Partnership, of which Forest Brook SIP Inc., a newly formed corporation,

               SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (Continued)

Note 2     -    MORTGAGE PAYABLE (Continued)

                became the general partner, and the Partnership became the limited partner. The Partnership is the sole stockholder of Forest Brook SIP Inc. This conveyance had no effect on the financial statements. The Forestbrook property was sold on September 1, 1998 (see Note 6).

                On August 27, 1997, the Partnership refinanced the mortgage on the Sterlingwood property with GMAC in the aggregate amount of $2,750,000. Monthly installments of principal and interest of $20,546 are due through September 1, 2007, with a balloon payment due of approximately $2,206,000, along with any accrued but unpaid interest. The loan bears interest at the rate of 7.625% per annum. Under agreements with the mortgage lender, the Partnership is required to make monthly escrow deposits for taxes, insurance and replacement of project assets. The loan may be prepaid only with yield maintenance, as defined in the loan agreement. It is management's estimate that the carrying amount of the Partnership's mortgage payable approximates its fair value.

                Annual principal payments over the next five calendar years are as follows:

                       1999                     $     38,612
                       2000                           45,307
                       2001                           48,885
                       2002                           52,746
                       2003                           56,911
                    Thereafter                     2,455,967
                                                 -----------
                                                 $ 2,698,428
                                                 ===========

               SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

Note 3     -    RELATED PARTY TRANSACTIONS

                The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with WSLP. Related party transactions with WSLP and its affiliates include the following:

                  (a) On October 28, 1997, Insignia Financial Group, Inc. ("Insignia") acquired 100% of the Class B Stock of First Winthrop Corporation, an affiliate of the General Partner. On October 1, 1998, Insignia merged with and into AIMCO. As a result, AIMCO controls the General Partner of the Partnership.

                  (b) Investor servicing fees paid or accrued by the Partnership to affiliates of the General Partner, totaled $27,426 and $38,028 during the years ended December 31, 1998 and 1997, respectively, and are included in management fees.

                  (c) The Partnership pays to an affiliate of the General Partner property management fees equal to 5% of gross revenue, as defined. Management fees paid to an affiliate were $191,569 and $37,187 for the years ended December 31, 1998 and 1997, respectively.

                  (d) In accordance with the Agreement, the General Partner received $1,689 in cash distributions for the year ended December 31, 1998.

                  (e) In connection with the sale of the Partnership's Forestbrook, Seasons Chase and Pelham Ridge properties, an affiliate of the General Partner received sales commissions totaling $228,750 for the year ended December 31, 1998.

Note 4     -    DISTRIBUTIONS

                In 1998, the Partnership distributed $10,222,455 ($204.45 per unit) to Unit Holders. This distribution was comprised of proceeds from property sales and cash flow from operations. No cash distributions were made in 1997.

               SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

Note 5     -    RECONCILIATION TO THE INCOME TAX METHOD OF ACCOUNTING

                The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the consolidated financial statements are as follows:

                                                                                        1998             1997
                                                                                  ---------------   -------------
                 Net income - consolidated financial statements                   $  4,830,162      $   206,114
                 Differences resulted from:
                     Depreciation                                                     (189,962)        (143,560)
                     Gain on Sale                                                      137,798             -
                     Other                                                             (14,918)         (17,134)
                                                                                  ---------------   -------------
                 Net income - income tax method                                   $  4,763,080      $    45,420
                                                                                  ===============   =============

                 Partners' capital - consolidated financial statements            $  1,287,995      $ 6,693,623
                 Differences resulted from:
                     Depreciation                                                   (1,323,777)      (2,902,887)
                     Provision for investment property write down                     -               2,150,000
                     Write-off of loan costs                                          -                (120,253)
                     Syndication costs                                               2,250,000        2,250,000
                     Recapitalization of Partnership                                  -                (396,817)
                     Other                                                             (21,364)          (8,102)
                                                                                  ---------------   -------------

                 Partners' capital - income tax method                            $  2,192,854      $ 7,665,564
                                                                                  ===============   =============

                The difference between investment rental property for income tax and financial  statement purposes for 1998 and 1997 is as
                follows:
                                                                                        1998             1997
                                                                                  ---------------   -------------
                 Investment in rental property - consolidated
                      financial statements                                        $  3,094,116      $13,220,474
                 Investment in rental property - income tax method                   1,770,339       11,951,015
                                                                                  ---------------    ------------
                                                                                  $  1,323,777      $ 1,269,459
                                                                                  ===============   =============

               SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

Note 6     -    GAIN ON SALE OF PROPERTIES AND EXTRAORDINARY LOSS ON
                EXTINGUISHMENT OF DEBT

                On September 1, 1998, the Partnership sold its Forestbrook Apartments property to an unaffiliated third party for a purchase price of $6,550,000. The purchaser of the property assumed the outstanding debt on the property of $5,685,090. After closing costs and adjustments, the Partnership received net proceeds of $715,038. An extraordinary loss on extinguishment of debt of $205,970, representing the write off of the unamortized loan costs related to the mortgage note payable and a disposition fee, has been recorded for the year ended December 31, 1998. For financial reporting purposes, the sale resulted in a gain of approximately $1,684,000.

                On November 23, 1998, the Partnership sold its Seasons Chase Apartments property to an unaffiliated third party for a purchase price of $4,500,000. After closing costs and adjustments, the Partnership received net proceeds of $4,302,557. For financial reporting purposes, the sale resulted in a gain of approximately $1,682,000. The property had previously been written down to its fair value in 1993.

                On November 25, 1998, the Partnership sold its Pelham Ridge Apartments property to an unaffiliated third party for a purchase price of $4,200,000. After closing costs and adjustments, the Partnership received net proceeds of $3,894,733. For financial reporting purposes, the sale resulted in a gain of approximately $1,375,000. The property had previously been written down to its fair value in 1993.

Note 7     -    SUBSEQUENT EVENT

                The Partnership has entered into an agreement with an unaffiliated third party to sell the Sterlingwood Apartments property, the only remaining property in the Partnership, for a purchase price of $3,200,000. The sale is conditioned upon the buyer being able to assume the existing loan encumbering the property. It is expected that this sale, if consummated, will close during the second quarter of 1999. There can be no assurance, however, that this sale will be consummated or, if consummated, that it will be sold at the current sales price. For financial statement purposes, the sale will result in a gain in 1999. Upon sale of the remaining property, the Partnership will be liquidated.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Effective January 4, 1999, the Registrant dismissed its prior Independent Auditors, Reznick, Fedder and Silverman ("Reznick") and retained as its new Independent Auditors, Imowitz Koenig & Co., LLP ("Imowitz"). Reznick's Independent Auditors' Report on the Registrant's financial statements for calendar year ended December 31, 1997, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Registrant's Managing General Partner's directors. During calendar year ended 1996 and 1997 and through January 4, 1999, there were no disagreements between the Registrant and Reznick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Reznick, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

         Effective January 4, 1999, the Registrant engaged Imowitz as its Independent Auditors. The Registrant did not consult Imowitz regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-B prior to January 4, 1999.

                                    PART III

Item  9. Directors and Executive Officers of the Registrant.

         (a) Identification of Directors and Executive Officers.

         The Registrant has no officers or directors. The Managing General Partner manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 1999, the names of the directors and executive officers of Eight Winthrop, the Managing General Partner of the Managing General Partner, and the position held by each of them, are as follows:


                                   Position Held with the Managing General         Has Served as a Director or
Name                               Partner                                         Officer Since
----                               ---------------------------------------         ---------------------------
Michael L. Ashner                  Chief Executive Officer and Director            1-96

Thomas C. Staples                  Chief Financial Officer                         1-99

Peter Braverman                    Executive Vice President and Director           1-96

Carolyn Tiffany                    Chief Operating Officer and Clerk               10-95

         Michael L. Ashner, age 46, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Thomas C. Staples, age 43, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

         Peter Braverman, age 47, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and

Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Carolyn Tiffany, age 32, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

         One or more of the above persons are also directors or officers of a Managing General Partner (or Managing General Partner of a Managing General Partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; and Southeastern Income Properties II Limited Partnership.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         (a) Security Ownership of Certain Beneficial Owners.

         No person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding Units as of March 15, 1999. Under the Registrant's partnership agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

         (b) Security Ownership of Management.

         As of March 15, 1999, no officers, directors or partners of WFA, WSLP or Eight Winthrop own any Units of the Registrant.

         (c) Changes in Control.

         As of March 15, 1999, there exists no arrangement known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant, other than the following:

         In connection with the withdrawal of the Original Managing General Partner and the substitution of WSLP as the Managing General Partner, WSLP entered into certain loan arrangements with NLI's predecessor, including the pledge of its Managing General Partnership interest. (See the 1991 Solicitation of Consents which is hereby incorporated by reference, and "Item 3, Legal Proceedings.") In the event NLI was successful in enforcing its remedies under the security agreement, NLI may claim an interest in the Managing General Partnership interest of the Registrant. WSLP disputes the validity of the security interest, and would vigorously defend any action, and raise, among other defenses, the fact that the transfer of the Managing General Partnership interest requires the consent of a majority of Unit holders.

Item 12.     Certain Relationships and Related Transactions.

         Under the Registrant's partnership agreement, the Managing General Partner and its affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Registrant.

         The following tables sets forth the amounts of the fees, commissions and cash distributions which the Registrant paid to or accrued for the account of the Managing General Partner and its affiliates for the years ended December 31, 1997 and 1998:

Type of Compensation                           1997            1998
----------------------------------           --------        --------
Cash Distribution (1)                        $     --        $  1,689
Investor Servicing Fee (2)                     38,028          27,426
Sales Commission (3)                               --         228,750
Property Management Fees (4)                                  191,569

    TOTAL:                                    $38,000        $447,745
                                             ========        ========

---------------

(1)      Equal to .12% of cash flow distributed to all partners of the Registrant.
(2)      Equal to 1.0% of gross collected revenues of the Registrant's properties.
(3)      Equal to 1.5% of gross sales proceeds from the sale of Forestbrook
         Apartments, Seasons Chase Apartments and Pelham Ridge Apartments.
(4)      Equal to 5% of gross revenue from the properties.

Item 13.          Exhibits and Reports on Form 8-K.

         (a) Exhibits - The Exhibits listed in the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said index.

         (b)      Reports on Form 8-K

         A report on Form 8-K was filed on December 2, 1998 with respect to the sale of the Registrant's Pelham Ridge and Seasons Chase Apartments (Item 2)

         A report on Form 8-K was filed on January 8, 1999 with respect to the change in the Registrant's accountants (Item 4).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SOUTHEASTERN INCOME PROPERTIES
                                      LIMITED PARTNERSHIP

                                  By: Winthrop Southeastern Limited Partnership,
                                      Its Managing General Partner

                                      By: Eight Winthrop Properties, Inc.,
                                          Its Managing General Partner

                                          By: /s/ Michael L. Ashner
                                              ---------------------
                                              Michael L. Ashner
                                              Chief Executive Officer

                                  Date:  March 29, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name                            Title                                        Date
/s/ Michael Ashner                        Chief Executive Officer                      March 29, 1999
------------------                        and Director
Michael Ashner

/s/ Thomas Staples                        Chief Financial Officer                      March 29, 1999
-------------------
Thomas Staples

                                Index to Exhibits

Exhibit
Number        Document
-------       --------
2.1           Agreement and Addendum to Agreement by and among Glade M. Knight
              ("Knight"), Ben T. Austin, II ("Austin"), Winthrop Southeast
              Limited Partnership ("WSLP") and Investors Savings Bank, F.S.B.
              ("ISB") (the "Agreement") dated as of August 8, 1991 and effective as of August 16, 1991. [The exhibits to the Agreement have been omitted from the Agreement and are listed in the Agreement.]
              (Exhibit 2.1)(4)

2.2           Supplemental Agreement by and among WSLP, Knight and ISB (the
              "Knight Agreement") dated as of August 8, 1991 and effective as of August 16, 1991. [The exhibits to the Knight Agreement have been omitted from the Knight Agreement and are listed in the Knight
              Agreement.] (Exhibit 2.2)(4)

2.3 Supplemental Agreement and Addendum to Supplemental Agreement by and among WSLP, Austin and ISB dated as of August 8, 1991 and effective as of August 16, 1991. (Exhibit 2.3)(4)

2.4 Employment Agreement by and between WSLP and Austin dated as of August 8, 1991 and effective as of August 16, 1991. (Exhibit
              2.4)(4)

2.5 Supplemental Agreement by and between WSLP and ISB dated as of August 8, 1991 and effective as of August 16, 1991. (Exhibit
              2.5)(4)

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

3.7 Sixth Amendment to Amended and Restated Certificate and Agreement of Limited Partnership of Southeastern Income Properties Limited
              Partnership dated as of February 12, 1992. (Exhibit 3.7)(5)

10.1 Apartment Management Agreement, dated February 12, 1992 between the Registrant and Winthrop Management (for Sterlingwood
              Apartments). (Exhibit 10.8) (5)

10.2          Property Acquisition Agreement between Southeastern Income
              Properties Limited Partnership and Knight Austin Corporation.
              (Exhibit 28.3)(1)

10.3          Real Estate Consulting Agreement between Southeastern Income
              Properties Limited Partnership and WFS Realty Corporation.
              (Exhibit 28.4)(1)

10.7          Repair Supervisory Contract. (Exhibit 10.10)(3)

10.8          Supervisory Insurance Adjustment Contract. (Exhibit 10.11)(3)

10.9          Mortgage Brokerage and Consulting Agreement.  (Exhibit 10.12)(5)

27.           Financial Data Schedule                                       34

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