Form 10QSB
period 1999-03-31
SOUTHEASTERN INCOME PROPERTIES L P
filed 1999-05-17
CIK 802969

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________

                        Commission file number 0-16848

              Southeastern Income Properties Limited Partnership
      (Exact name of small business issuer as specified in its charter)

                Virginia                                   54-1350850
   -----------------------------------      ------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

     Five Cambridge Center, Cambridge, MA                02142-1493
   ----------------------------------------  -----------------------------------
   (Address of principal executive office)               (Zip Code)

   Registrant's telephone number, including area code       (617) 234-3000
                                                        ----------------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____


                                   1 of 11

              SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1999

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

Consolidated Balance Sheets (Unaudited)

                                                                                   March 31,              December 31,
                                                                                      1999                    1998
                                                                              ---------------------   ---------------------
Assets

Real Estate, at cost:

Land                                                                          $            352,825    $            352,825
Buildings and building improvements                                                      4,286,232               4,286,062
Personal property                                                                          686,756                 670,762
                                                                              ---------------------   ---------------------

                                                                                         5,325,813               5,309,649

Less:  Accumulated depreciation                                                         (2,258,926)             (2,215,533)
                                                                              ---------------------   ---------------------

                                                                                         3,066,887               3,094,116
Other Assets:

Cash and cash equivalents                                                                  596,311                 600,008
Tenant security deposits                                                                    14,588                  75,691
Mortgage escrow deposits                                                                    34,370                  43,446
Reserve for replacements                                                                   297,413                 293,363
Deferred loan costs, net of accumulated amortization
     of $20,144 (1999) and $16,964 (1998)                                                  107,080                 110,260
Other assets                                                                                95,020                  65,510
                                                                              ---------------------   ---------------------

         Total Assets                                                         $          4,211,669    $          4,282,394
                                                                              =====================   =====================

Liabilities and Partners' Capital

Liabilities:

Mortgage notes payable                                                        $          2,691,605     $         2,698,428
Prepaid rent                                                                                 1,661                   1,923
Tenant security deposits payable                                                            13,059                  13,175
Accounts payable and accrued expenses                                                      237,667                 280,873
                                                                              ---------------------   ---------------------

         Total Liabilities                                                               2,943,992               2,994,399
                                                                              ---------------------   ---------------------
Partners' Capital:

Special limited partner's deficit                                                         (437,379)               (434,534)
Limited partner unit holders' capital -
     50,000 units authorized and outstanding                                             1,694,989               1,712,259
General partner's capital                                                                   10,067                  10,270
                                                                              ---------------------   ---------------------

         Total Partners' Capital                                                         1,267,677               1,287,995
                                                                              ---------------------   ---------------------

         Total Liabilities and Partners' Capital                              $          4,211,669     $         4,282,394
                                                                              =====================   =====================

               See notes to consolidated financial statements.

                                   2 of 11

              SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
                        FORM 10-QSB MARCH 31, 1999

Consolidated Statements of Operations (Unaudited)


                                                                                        For The Three Months Ended
                                                                                    March 31,               March 31,
                                                                                       1999                   1998

                                                                               ---------------------   --------------------
Revenues:

Rental                                                                         $            193,034    $         1,054,785
Interest income                                                                               4,941                  7,040
Other income                                                                                  5,749                 55,295
                                                                               ---------------------   --------------------

         Total revenue                                                                      203,724              1,117,120
                                                                               ---------------------   --------------------
Expenses:

Leasing                                                                                       3,045                 27,109
General and administrative                                                                   18,143                 81,506
Management fees                                                                               3,182                 64,197
Utilities                                                                                    11,636                125,085
Repairs and maintenance                                                                      31,392                194,224
Insurance                                                                                     8,196                 42,291
Taxes                                                                                        15,283                 79,359
                                                                               ---------------------   --------------------

         Total operating expenses                                                            90,877                613,771

Other Expenses:

Partnership expenses                                                                         35,218                 46,498
Interest expense                                                                             51,374                178,170
Depreciation and amortization                                                                46,573                220,100
                                                                               ---------------------   --------------------

         Total expenses                                                                     224,042              1,058,539
                                                                               ---------------------   --------------------

         Net (loss) income                                                     $            (20,318)   $            58,581
                                                                               =====================   ====================

Net (loss) income allocated:

     Special Limited Partner                                                   $             (2,845)   $             8,201
                                                                               =====================   ====================

     Limited Partners                                                          $            (17,270)   $            49,794
                                                                               =====================   ====================

     General Partner                                                           $               (203)   $               586
                                                                               =====================   ====================

Net (loss) income allocated per limited partner unit:

         Net (loss) income                                                     $              (0.35)   $              1.00
                                                                               =====================   ====================

               See notes to consolidated financial statements.

                                   3 of 11

              SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1999

Consolidated Statement of Partners' Capital (Unaudited)

                                        Units of            Special
                                        Limited             Limited             Limited            General
                                      Partnership          Partner's           Partners'          Partner's             Total
                                        Interest            Deficit             Capital            Capital             Capital
                                    -----------------   -----------------  ------------------  -----------------  ------------------

Balance - January 1, 1999                     50,000    $       (434,534)  $       1,712,259   $         10,270   $       1,287,995

   Net loss                                          -            (2,845)            (17,270)              (203)            (20,318)
                                    -----------------   -----------------  ------------------  -----------------  ------------------

Balance - March 31, 1999                      50,000    $       (437,379)  $       1,694,989   $         10,067   $       1,267,677
                                    =================   =================  ==================  =================  ==================

               See notes to consolidated financial statements.

                                   4 of 11

              SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1999

Consolidated Statements of Cash Flows (Unaudited)


                                                                                               For The Three Months Ended
                                                                                           March 31,                March 31,
                                                                                             1999                     1998
                                                                                      ---------------------    --------------------
Cash Flows From Operating Activities:

Net (loss) income                                                                     $            (20,318)    $            58,581
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation                                                                                   43,393                 213,100
     Amortization                                                                                    3,180                   7,000

Changes in assets and liabilities:
     Tenant security deposits                                                                       61,103                   3,890
     Mortgage escrow deposits                                                                        9,076                 (25,050)
     Other assets                                                                                  (29,510)                (40,660)
     Prepaid rent                                                                                     (262)                  4,852
     Accrued interest payable                                                                            -                  41,000
     Tenant security deposits payable                                                                 (116)                 (3,289)
     Accounts payable and accrued expenses                                                         (43,206)                   (510)
                                                                                      ---------------------    --------------------

     Net cash provided by operating activities                                                      23,340                 258,914
                                                                                      ---------------------    --------------------

Cash Flows From Investing Activities:

     Additions to buildings and improvements                                                       (16,164)                (75,663)
     Changes in replacement reserves                                                                (4,050)                (19,176)
                                                                                      ---------------------    --------------------

     Cash used in investing activities                                                             (20,214)                (94,839)
                                                                                      ---------------------    --------------------

Cash Flows From Financing Activities:

     Principal payments on mortgage notes                                                           (6,823)                (15,526)
                                                                                      ---------------------    --------------------

     Cash used in financing activities                                                              (6,823)                (15,526)
                                                                                      ---------------------    --------------------

Net (decrease) increase in cash and cash equivalents                                                (3,697)                148,549

Cash and cash equivalents, beginning of period                                                     600,008               1,171,707
                                                                                      ---------------------    --------------------

Cash and cash equivalents, end of period                                              $            596,311     $         1,320,256
                                                                                      =====================    ====================

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest                                                                $             34,271     $           137,170
                                                                                      =====================    ====================

               See notes to consolidated financial statements.

                                   5 of 11

              SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1999

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       General

         The consolidated financial statements included herein have been prepared by Southeastern Income Properties Limited Partnership (the "Partnership"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-KSB. Certain amounts have been reclassified to conform to the March 31, 1999 presentation.

         The accompanying consolidated financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1999.

2.       Taxable Income

         The Partnership's results of operations on a tax basis are expected to differ from net income for financial reporting purposes primarily due to the accounting differences in the recognition of depreciation and amortization.

3.       Related Party Transactions

         Investor servicing fees paid or accrued by the Partnership to affiliates of the General Partner totaled $3,182 and $8,693 during the three months ended March 31, 1999 and 1998, respectively, and are included in management fees.

4.       Sales Contract

         The Partnership has entered into an agreement with an unaffiliated third party to sell the Sterlingwood Apartments property, the Partnership's only remaining property, for a purchase price of $3,200,000. The sale is conditioned upon the buyer being able to assume the existing loan encumbering the property. It is expected that this sale, if consummated, will close during the second quarter of 1999. There can be no assurance, however, that this sale will be consummated or, if consummated, that it will be sold at the current selling price. Upon sale of the remaining property, the Partnership will be liquidated.

                                     6 of 11

              SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 1999

Item 2.      Management's Discussion and Analysis or Plan of Operation

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

             This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in the report.

             Liquidity and Capital Resources

             The Partnership receives rental income from its property and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Partnership's remaining property, which is a residential apartment complex located in Virginia, is leased to tenants who are subject to leases of up to one year.

             During the three months ended March 31, 1999, rental revenue and other income from the property, along with interest income from the Partnership's short-term investments, was sufficient to cover all operating expenses and debt service of the property and all administrative expenses of the Partnership, as well as all capital improvements made to the property during the period. As of March 31, 1999, the Partnership's unrestricted cash balance had decreased to $596,311 from $600,008 at the end of 1998. The decrease was due to $23,340 of net cash provided by operating activities, which was offset by $20,214 of cash used in investing activities and $6,823 of cash used for mortgage principal reductions.

             Net cash provided by operating activities increased primarily due to the timing of receipt and payment of various activities. Cash used in investing activities consisted of $16,164 of improvements to real estate as well as funding replacement reserves in the amount of $4,050.

             The Registrant has entered into an agreement with an unaffiliated third party to sell the Sterlingwood Apartments property, the only remaining property in the Partnership, for a purchase price of $3,200,000. The sale is conditioned upon the buyer being able to assume the existing loan encumbering the property. It is expected that this sale, if consummated, will close during the second quarter of 1999. There can be no assurance, however, that this sale will be consummated or, if consummated, that it will be sold at the current selling price. Upon sale of the remaining property, the Partnership will be liquidated.

                                     7 of 11

              SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
                         FORM 10-QSB MARCH 31, 1999

Item 2.      Management's Discussion and Analysis or Plan of Operation
             (Continued)

             Liquidity and Capital Resources (Continued)

             The Partnership has invested, and expects to continue to invest, available amounts in money market instruments until required for Partnership purposes. In addition, the Partnership has replacement reserves of $297,413 held by the mortgage lender for the Sterlingwood Apartments. These funds are restricted under the terms of the mortgage loan for this property. The Partnership's total cash balance, both restricted and unrestricted, as of March 31, 1999, was therefore $893,724, which is expected to be sufficient to satisfy working capital requirements set forth in the partnership agreement. The partnership agreement requires the Partnership to retain reserves in an amount equal to at least 1% of capital contributions of unit holders.

             Year 2000 Issue

             The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Registrant is dependent upon the Managing General Partner and its affiliates for management and administrative services. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

             Following the completion of its assessment of the computer software and hardware, the Managing General Partner and its affiliates began upgrading those systems which required upgrading. To date, significantly all of these systems have been upgraded. The Registrant has to date not borne, nor is it expected that the Registrant will bear, any significant costs in connection with the upgrade of those systems requiring remediation. It is expected that all systems will be remediated, tested and implemented during the first half of 1999.

                                     8 of 11

              SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
                         FORM 10-QSB MARCH 31, 1999

Item 2.      Management's Discussion and Analysis or Plan of Operation
             (Continued)

             Year 2000 Issue (Continued)

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

             Results of Operations

             The Partnership generated a net loss of $20,318 for the three months ended March 31, 1999, as compared to net income of $58,581 for the three months ended March 31, 1998. The net loss for the three months ended March 31, 1999 was due to the sale of the Forestbrook, Pelham Ridge and Seasons Chase properties in 1998.

             Rental revenue decreased for the three months ended March 31, 1999 to $193,034 from $1,054,785 in 1998, as a result of property sales. With respect to the remaining property, rental revenues increased by approximately $23,000 due to higher average occupancy. Overall, average rents for the Partnership's remaining property remained stable, while average occupancy increased from 83% in 1998 to 93% in 1999. Interest income decreased due to lower average cash balances available for investment. Other income decreased in 1999, as compared to 1998, due to property sales in 1998 resulting in decreases in lease termination fees, forfeited deposits and late fees.

             The Partnership's operating expenses decreased for the three months ended March 31, 1999 to $90,877 from $613,771 in 1998. With respect to the remaining property, operating expenses decreased in 1999 to $90,877 from $109,985, primarily due to a decrease in management fees and general and administrative expenditures, while the remaining operating expenses remained relatively stable.

                                     9 of 11

              SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
                         FORM 10-QSB MARCH 31, 1999

Part II - Other Information

Item 6.      Exhibits and Reports on Form 8-K.

             (a)  Exhibits

                  27.      Financial Data Schedule

             (b) Reports of Form 8-K:

                  No report on Form 8-K was filed during the period.

                                    10 of 11

              SOUTHEASTERN INCOME PROPERTIES LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1999

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



                                        SOUTHEASTERN INCOME PROPERTIES
                                        LIMITED PARTNERSHIP

                                  By: Winthrop Southeastern Limited Partnership Its General Partner

                                  By:  Eight Winthrop Properties, Inc.,
                                       Its General Partner

                                  By:  /s/ Michael L. Ashner
                                       -----------------------------------------
                                       Michael L. Ashner
                                       Chief Executive Officer

                                  By:  /s/ Thomas Staples
                                       -----------------------------------------
                                       Thomas Staples
                                       Chief Financial Officer

                                       Dated:   May 13, 1999

                                    11 of 11